Form 10-K405
period 1999-06-30
3DSHOPPING COM
filed 1999-09-28
CIK 1081920

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
      (Mark One)
                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended June 30, 1999
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to ______________

                         Commission File Number 1-15161

                                 3Dshopping.com
             (Exact name of registrant as specified in its charter)

             California                               95-4594029
    (State or other jurisdiction           (I.R.S. Employer Identification No.)
  of incorporation or organization)

                            308 Washington Boulevard
                        Marina del Rey, California 90292
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (310) 301-6733

                                  -------------

           Securities registered pursuant to Section 12(b) of the Act:
                                  Common Stock
                        Warrants to Purchase Common Stock

           Securities registered pursuant to Section 12(g) of the Act:
                                      None
                              (Title of each class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of September 1, 1999 the aggregate market value of the registrant's Common Stock held by non affiliates of the registrant was $30,194,506.87. Solely for purposes of this calculation, the registrant has treated its Board of Directors and executive officers as affiliates.

     As of September 1, 1999, the number of shares of the registrant's Common Stock outstanding was 4,755,747.

                      Documents incorporated by reference:

     Parts of registrant's Proxy Statement for the 1999 annual meeting of shareholders are incorporated by reference into Part III of this report.

                                 3DSHOPPING.COM
                                TABLE OF CONTENTS


Item                                                                        Page
No.                                                                          No.
----                                                                        ----

                                     Part I

1.      BUSINESS...............................................................1
2.      PROPERTIES.............................................................8
3.      LEGAL PROCEEDINGS......................................................8
4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................9
4(a).   EXECUTIVE OFFICERS OF THE REGISTRANT...................................9

                                     Part II

5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.................................................11
6.      SELECTED FINANCIAL DATA...............................................14
7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.................................15
7(a).   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK................................................................19
8.      FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA............................19
9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.................................20

                                    Part III

10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT....................21
11.     EXECUTIVE COMPENSATION................................................21
12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT..........................................................21
13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS........................21

                                     Part IV

14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K............................................................22

                                     PART I

ITEM 1.   BUSINESS

The 3Dshopping Experience

     We have developed proprietary technology and digital photographic techniques (collectively, the '3Dshopping System(TM)') and support Web sites that are capable of delivering a complete visual display over the Internet or comparable private computer networks for purposes of e-commerce or advertising. We use our technology to design, install and maintain Web sites that display apparel, jewelry, furniture, flowers, antiques and other products that require a full visual display to capture buying interest. In contrast to traditional static Web sites and retail catalogs, our Web sites presently support full motion digital imaging, and will support in the near future audio presentations for viewers able to access the Web sites using a broadband connection or willing to download data at a slower rate. This functionality allows the shopper to view a model or product through 360 degrees of rotation. It also allows a detailed examination of the product from several different angles. The technology is also interactive, allowing the viewer to select a desired angle and freeze the frame. We have also recently developed technology that allows a viewer to zoom in on selected details, such as buttons, stitching or other key features or to select and change colors from a menu that includes all of the colors in which an item is offered.

     For example in the typical apparel Web site that we design, the first page opens with a selection of 30 to 40 products displayed on models that move slowly across the screen (a 'panorama'). It is possible to include up to 80 images on this Web page. The viewer can click on any model in the panorama to go to a 'product' page that features the displayed garment. The product page provides access to the various visual features selected by the retailer, such as product rotation, magnified detail photos, colors, etc. It also provides data in traditional catalog format, such as price, size and other objective information. At the retailer's option, the page may allow the shopper to add the item to a "shopping cart" for later purchase. Once the shopper has completed his or her selection, the Web site supports electronic product purchases by credit card. Alternatively, it can refer the shopper to a toll-free number from which the shopper can order the product, or provide the location of the nearest store.

     We have also obtained permission to use technologies that allow a 3D animation of a human head to be placed on our Web sites. We are developing this technology to create a "cyber-salesperson" that we can use as a salesperson, explaining the key features of the product being viewed. This new technology will support a menu of "persona" alternatives, allowing the shopper to choose from a list of computer generated likenesses of customized and/or well-known product spokespersons. We expect to make this technology available to our clients this year.

Our System

     We offer the following services to our clients as part of our marketing and display system:

     Web Site Design and Setup. We will design and build a complete Web site for our client for a one-time fee, typically ranging from $3,000 to $50,000, depending on the size and complexity of the site, the number of products to be displayed, the display features to be employed, and whether the client intends to use our shopping cart and e-commerce capabilities. The site we develop can be installed and accessed on our own shopping mall on the Internet at www.3Dshopping.com, installed on the Internet as a "stand-alone" client Web site, or installed within the client's existing Web site as an enhancement. We also offer design and setup services on significantly larger sites for clients with specialized needs. Clients provide direction as to the size, features and other characteristics of the desired site and furnish the items that will be featured and a detailed description of those items. We then create an inventory database; provide the models, studio facilities and other requirements to create the visual images and, using our proprietary technology, incorporate these images into a Web presentation containing the visual features selected by the client.

     As a result of our acquisition of Design Bas Incorporated ("DBLA"), effective April 1, 1999, we are able to use our own studio facilities and to take advantage of our relationships with designers, photographers, hairstylists, models and other participants in the production of photographs for use in our display system, as well as in catalogs and print advertising. Additional fees are charged as changes are made to the client's Web site, for example, to add new items or to change presentation features. We also charge a fee ranging from 5% to 15% of e-commerce sales made by clients from Web sites on our mall. Such fees are negotiated at the commencement of the relationship and take into account the size and complexity of the site, the period covered by the contract, and the amount of the original site design fee.

     Web Site Maintenance. We charge a periodic fee for maintaining the hardware and software that support a client's Web site. In addition to making minor changes in Web site content, we conduct general site maintenance functions, review the principal Internet search engines to determine whether our Web sites are appropriately listed in response to typical inquiries, and perform other functions designed to make maximum use of the Web sites' potential. Fees for this service currently range from $100 to $500 per month depending on the size of the Web site, the number of visitors to the site and the frequency with which we update the particular Web site. We expect these fees to increase as Web site volume and traffic increases.

     Web Site Traffic Creation. We maintain an online "shopping mall" at 3Dshopping.com, which has been linked to other Web sites, and, as desired by the clients, linked to our clients' Web sites. The purpose of the mall is to create shopping communities having shared interests. We believe such online communities will draw more shoppers than individual Web sites. We plan to include brand name manufacturers, traditional brand retailers and Web-only retailers with brand potential in our malls. We believe shoppers eventually will be able to purchase apparel, jewelry, flowers, housewares, gifts, antiques, ancient art, children's wear and toys at our malls.

In addition to our malls, we have agreements with malls operated by other companies under which those malls include links to our Web sites. Links to our sites are also included on search engines such as Lycos, Excite and HotBot.

     Order Processing. We offer our clients a complete range of electronic order processing services. Many order processing service providers simply take orders and credit card information and transmit this data to the retailer by fax or telephone. These systems have high error rates with respect to the credit card and other data transmitted, requiring the retailer to sort out the errors by attempting to contact the shopper. We have developed a fully computerized order processing service that automatically processes and verifies credit card data with the issuing bank and runs a fraud detection scan while the shopper is still online. If the data is not entered correctly or if there is some other problem, we can ask the shopper to re-enter data. Orders and credit data are transmitted directly to the client's fulfillment system, resulting in minimal loss of time and reduced processing errors. Orders can be forwarded to our clients by fax or e-mail or through a direct link to the client's computer system, depending on the client's preferences and system capabilities. When the client fills the orders, our processing software automatically instructs the credit card company to release the purchase money into the merchant's account. For clients electing this service, we receive between 7% and 15% of the total value of orders processed. The actual percentage we charge depends on the size of the client, the price of the goods being sold and the volume of goods sold. Some clients may prefer to manage order processing themselves by referring their client to a Web site managed by them or a toll-free number. For these clients, we will charge a fee based on the number of site visits. To date, no client has chosen this option.

     In contrast to many Internet companies, we do not offer space for "banner" advertising. We believe such advertisements detract from the overall appearance of our Web site, are distracting to shoppers and are therefore inconsistent with our primary goal of providing an enhanced electronic experience to support our clients' product presentation needs.

Catalog and Studio Operations

     In order to provide a broader, more integrated range of services to clients and prospects, and to increase our contacts in the mail order catalog industry, we acquired as of April 1, 1999 the business operations and operating assets of DBLA in exchange for 10,000 shares of our common stock and the assumption of substantially all of the known liabilities of DBLA. Our catalog operation designs and produces direct mail catalogs, brochures and other printed advertising and promotional materials. Through September 15, 1999, this division operated from a studio located in North Hollywood, California with a staff of six full time employees. In supervising the production of a catalog or brochure, we often increase our staff significantly, depending on the particular project. Coordinating this production requires hiring and overseeing art directors, photographers, modeling agencies, hair and makeup artists, set designers, location managers and other personnel that may be required for any given production. We believe that having the internal ability and business contacts to arrange for and oversee such a complex process, rather than contracting completely with a third party for these services, provides us with a competitive advantage, both in terms of cost and efficiency, over other potential providers of display technology on the Internet. In January 1999, we began producing digital images for our

Web sites at DBLA's studio facilities, using models selected by DBLA. The acquisition of DBLA gives us direct access to studio facilities and trained studio staff for which we believe our requirements will increase substantially over the next one to three years.

     In addition to continuing to operate a traditional hard copy advertising production business, we believe we can increase our client base by offering to DBLA's traditional clients the opportunity to produce the digital images necessary to support a Web site at little additional cost. This is particularly true with apparel clients where substantially all of the time, and therefore the cost, of producing a catalog is taken up with the logistics of a photo shoot, such as overseeing art directors, photographers and set designers, as well as dressing and otherwise preparing the models for each picture. In a typical 8-hour day, a model can display between 12 and 15 different items of clothing for a static catalog picture. However, once the model is ready for a static photo session, it takes only a few more minutes to capture the digital imaging content for a 3D rotation using our proprietary technology. Because the additional time involved is relatively minor, the incremental cost of producing the 3D images is substantially lower than if the images are produced on a stand-alone basis. We plan to offer to traditional catalog companies the opportunity to order the additional images so that they will be prepared, either immediately or in the future, to sell clothing through e-commerce. In this way, we are creating an integrated catalog-to-Internet selling message for our clients. We believe this will position us as a "one-stop" source for product marketing, using the latest technology to create compelling and visually unique Web sites and mail order catalogs.

Our Clients

     We market our Web-based marketing and display system to prospects with established brand names as well as prospects without brand names. From inception to June 30, 1999 we have been largely in the early stage of development, except with respect to the clients of DBLA. Clients who have accounted for sales in excess of $5,000 during the current fiscal year include Nordstrom's, BioBottoms, Leavens Awards Company, Provenance, Manx, K-Swiss, SHC Incorporated, Cobra Golf and Flowers in Hours. In the fiscal year ended June 30, 1999, we derived approximately 25% of our revenue from Gottschalks and 20% from BioBottoms. We also have recently begun to provide our system to Nordstrom's to enhance its existing Web site. Our client base presently consists primarily of retailers and manufacturers of apparel, antiques, flowers and nutritional supplements. Most of our clients sell a substantial percentage of their products through mail order catalogs and have shipping capability in place. Based on our past experiences with our clients (which allowed us to test and refine our 3Dshopping System(TM)) we expect to attract additional clients with more recognizable brand names. We believe clients with national name recognition may attract additional attention to our 3Dshopping System(TM), benefiting our large and small clients alike.

     Our clients have the option to use our Web sites for a variety of purposes. Most of our clients use our system as a fully functional sales channel, offering products directly to shoppers over the Internet. Some clients use our Web sites as a marketing medium designed to attract shoppers to other retail channels that they maintain. For example, Nordstrom's has chosen to use our system to display clothing offered in its stores but does not presently use our electronic shopping cart e-commerce capability. Instead, Nordstrom's intends to use its Web site, which will incorporate our 3D display technology, to provide information on products with a toll-free number that clients can call to order products directly from Nordstrom's. The toll-free number is serviced and maintained by Nordstrom's personnel. Our arrangement with Nordstrom's is currently limited to designing a portion of its Web site to take advantage of our 3D display system. This arrangement is cancelable on short notice by Nordstrom's.

     We also provide Intranet design, implementation and maintenance services to companies that participate in the Leavens Awards Program, a supplier and administrator of employee awards programs. For example we are providing our technology and services to Shell Oil Company and Boeing for their internal employee benefits programs. We believe our 3D technology is particularly well suited for displaying product awards under these programs, such as jewelry, vases, plaques, pens and clothing which need to be understood visually to be fully appreciated.

     We expect that our target client base will continue to be dominated by manufacturers and retailers of clothing and accessories in the immediate future. We believe that this market segment has sufficient potential to support significant growth in our business and that, by concentrating in this area, we can position ourselves as the leading provider of Web-based marketing and display systems in this market segment. We also serve clients in other areas and expect to continue to do so as the opportunity arises.

     Largely through our catalog business, we have added Gottschalk's Department Stores, K-Swiss, Bio Bottoms and House of Almonds as clients. Currently, we produce catalogs and advertising for these clients and we expect to market our Web-based display system to them as well. However, we cannot assure you that we will persuade any of the traditional studio clients to use our Web-based merchandizing and display system.

Marketing and Sales

     We have engaged a public relations firm to help us build our name recognition both with potential clients and with consumers who visit our Web sites. We have also entered into cross-marketing relationships with other companies involved in e-commerce, including MediaOne, Inc. and Nettaxi, and we work in cooperation with other Web site hosts by putting click-through banners on each other's Web sites so that traffic generated on one Web site can move easily to the other cross-marketing partner's Web site by simply clicking on the banner. Finally, we are gaining recognition within the industry by participating in various tradeshows.

     In addition to the sales efforts of Lawrence Weisdorn, our Chairman and Chief Executive Officer, Brian A. Smith, our President, Creative Services, and
C. Michael Mellin, our Senior Vice President and Chief Technology Officer, our in-house sales force identifies and develops potential clients through cold calling and other direct marketing techniques. As of September 15, 1999, we employed six staff and one independent contractor to carry out our sales and marketing support activities.

Technology

     Wherever possible, our products are based on commercially available software products, which are linked in proprietary and innovative ways. Because there are a number of alternative software programs that we can use to create our 3D technology, we are not reliant on a single source of software. For example, the rotation of our 3D images is created using Java. The 3D image itself is created using a digital photography system and procedure that we developed. Compression for low speed Internet connections is produced through industry standard programs. While we have adapted industry standard technology to fit our own applications, and expect to continue to do so, we do not anticipate that the service we provide will require the development of substantial independently developed computer programs or other technology.

     We believe that our use of Java presently provides an advantage over sites that require multimedia plug-ins. Java requires no plug-ins and therefore does not require a shopper to download a plug-in file--a process that can take several minutes. Plug-ins, on the other hand, are awkward and often difficult and time-consuming to download and use. These difficulties may deter some users from visiting a site or purchasing any merchandise once there.

     Java does have some drawbacks. For example, older browsers and text-based browsers may not be able to run Java applets and there is no industry-standard version. In addition Java may even cause a computer to slow down or crash. However, due to its broad acceptance on the Internet, we believe the benefits outweigh the drawbacks. In addition, as faster computers become less expensive and more popular, the limitations of Java may become less pronounced.

Relationship with MediaOne

     We have a non-exclusive Web site linking and promotion agreement with MediaOne, Inc., a cable company with a presence in 22 metropolitan markets nationwide. MediaOne provides entertainment, education, and information services as part of its broadband information service on its numerous Web sites on the Internet. The agreement provides for MediaOne to feature the 3Dshopping.com Web site prominently in the shopping section of its home pages and to provide links to our Web site from MediaOne's Web site.

     The agreement also provides for MediaOne and us to:

     o Use each other's tradenames, service names, servicemarks, and trademarks for promotional and demonstration purposes; and

     o Pursue the development of co-marketing programs that will allow each of us to access the other's clients and customers.

     To view conveniently all of the features we offer and plan to offer in the future (including full motion digital imaging and virtual reality), a shopper must have access to the Internet via a broadband connection. Broadband connections include cable, satellite and a variety of digital subscriber lines, also known as DSL. Broadband connections are much faster than typical modem connections over a standard telephone line. For example, a 3.5-megabyte file takes approximately 16 minutes to download using a standard modem operating at 14.4 kbps. The same file will download in a few seconds over a high-speed broadband connection. Although we have designed our Web sites to accommodate different connection speeds, we believe the future success of 3D-style e-commerce will be dependent on the availability of high-speed Internet access.

     While download speed depends primarily on the speed of the connection between the user and the Internet, the practical rate at which data can be received by a user also depends on a variety of factors within the Internet itself, including capacity and usage of the host site and the capacity of the various links in the Internet through which the data passes from the host site to the user. To deal with the expected dramatic increases in the volume of data being transmitted over the Internet, various companies including MediaOne are working on the process of speeding up data delivery by developing "backbones" or proprietary communication channels that ensure the rapid processing of data within the Internet itself. Web sites that have direct access to these backbones will transmit data at very high volumes, permitting the effective use of the high-speed downloading capabilities offered by broadband connections.

     We entered into the agreement with MediaOne in order to take full advantage of high-speed cable Internet access.

Competition

     We compete with a broad range of marketing, Web page design and e-commerce alternatives available to our clients. We also compete with a broad range of other shopping alternatives to attract consumers to our Web sites.

     Although several of our retail clients use our Web sites as their primary sales channel, we believe our larger, name-brand clients and potential clients see us primarily as a marketing solution, competing for a share of the client's marketing and advertising budget. In that capacity, we compete against all forms of traditional marketing, including print and other media advertising, mail order catalogs, in-store displays, coupon and other incentive programs, and phone-in or computer-based services maintained by the client. In a narrower sense, we compete more directly against a large number of providers of Web site design and related Internet services. Competitors for our retail clients differentiate themselves on the basis of creativity, quality of service, technical innovation and price. While we believe we are very competitive in all of these areas, we are one of a multitude of participants in these markets and many of them may have substantially greater financial resources than we do.

     At the consumer level, we and our clients compete for the attention and budget of consumers for the products that our clients sell. This competition includes traditional retail stores, mail order catalogs and a growing number of Internet-based alternatives. While we believe that our system offers significant marketing advantages over other existing Internet-based systems, many factors affect competition for Internet consumers, including affiliations with companies that control or direct access to the Internet or to individual Web sites. Competition for online shoppers is based largely on the ability to design attractive Web sites that people want to visit. There are many competitors in this market and many of them have far greater financial resources than we have.

     We also compete with other producers of mail order catalogs for retail clients. Some of these producers are much larger and have greater financial resources than we do. Participants in this industry differentiate themselves largely based on creative content and client service. We cannot guarantee that we will be able maintain our creative distinctiveness and desirability to clients.

Employees

     As of September 21, 1999, we had 27 employees, of whom eight were involved in Web site design, research and development, nine in sales and marketing, six in finance and administration and four in catalog operations. We also supplement our permanent staff with independent contractors and consultants who perform various skilled and professional level tasks. Our future success depends, in part, on our continuing ability to attract, train and retain highly qualified technical, sales and managerial personnel. Competition for such personnel is intense, and we do not assure you that we will be able to recruit and retain sufficient numbers of qualified personnel. None of our employees is represented by a labor union. We have not experienced any work stoppages and consider our relations with employees to be good.

Forward-Looking Statements

     This Form 10-K and our Annual Report include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 relating to the Company's goals, plans and expectations regarding: expansion in existing and new markets, Year 2000 compliance, and capital expenditures. Risk factors related to these forward looking statements are discussed in "Management's Discussion and Analysis -Forward-Looking Statements" on page 19 of this Form 10-K.


ITEM 2.   PROPERTIES

     Through September 1999 we leased approximately 2,000 square feet of office space in two office buildings located in Venice, California and approximately 10,000 square feet of office and photography studio space located in North Hollywood, California. On September 23, 1999 we relocated these operations to a single 25,000 square foot facility in Marina del Rey, California, pursuant to a six year lease expiring September 2005. We believe this facility is adequate for our current operations. The prior leases have either been terminated pursuant to their terms or will be sublet to others.


ITEM 3.   LEGAL PROCEEDINGS

     We are not engaged in any legal proceedings that, singly or in the aggregate, will have a material adverse effect on our business, financial condition or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.


ITEM 4(a).    EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information with respect to the executive officers of the Company as of September 21, 1999.

            Name         Age                             Position
            ----         ---                             --------

Lawrence Weisdorn        42       Chairman of the Board and Chief Executive
                                  Officer

Robert J. Vitamante      53       President, Chief Operating Officer and
                                  Acting Chief Financial Officer

Brian A. Smith           53       President, Creative Services

C. Michael Mellin        56       Senior Vice President, Technology
                                  Operations

Robert J. Grant          50       Treasurer and Secretary



     Lawrence Weisdorn is our founder and has been our Chairman of the Board and Chief Executive Officer since May 1999. Prior to that time, he served as our President and a director since our inception in August 1996. From January 1995 to August 1996, Mr. Weisdorn was a founder and served as President and Chief Executive Officer of Samuel Hamann Graphix, Inc. Samuel Hamann Graphix was formed in June 1996 to develop technology for high-quality graphics usable in television commercials and commercial operations. During the eight years before he joined Samuel Hamann Graphix, Mr. Weisdorn worked as an independent marketing and sales consultant.

     Robert J. Vitamante joined our company in June 1999 and has been our President, Chief Operating Officer and Acting Chief Financial Officer since July 1999. From September 1994 to July 1999, Mr. Vitamante was self-employed as a business and financial consultant, assisting clients with strategic planning, business development, acquisitions and mergers, management and operating systems, and general business and tax advice. From September 1992 to October 1994, Mr. Vitamante served as Executive Vice President--Finance and Administration and Chief Financial Officer of Pinkerton's, Inc., a publicly traded international security services company. In this capacity, Mr. Vitamante oversaw all financial, informational and administrative operations and supported an international acquisition program. Other experience includes Senior Vice President and Chief Financial Officer of The Olsten Corporation, a publicly traded temporary services company, and accounting positions with Columbia Pictures Industries, Inc. and KPMG Peat Marwick. Mr. Vitamante has been a licensed certified public accountant since 1971.

     Brian A. Smith has been our President, Creative Services since May 1999. From 1993 to 1999, Mr. Smith was President and Chief Executive Officer of DBLA. He managed DBLA as an independent business from January 1995 until the sale of its assets to us in May 1999. From 1990 to 1993, Mr. Smith was Vice President of Nobart, Inc., a catalog design and production company, where he was in charge of all West Coast operations. From 1987 to 1990, Mr. Smith served as Vice President, General Merchandise Manager and Creative Director of Life Force Technologies, a direct mail catalog company. From 1983 to 1987, Mr. Smith served as Vice President of Creative Services for Harrison Service, a catalog design and production company.

     C. Michael Mellin has been our Senior Vice President, Technology Operations since June 1999. From March 1998 to June 1999, Mr. Mellin was the Vice President, Technology for Think New Ideas Inc., a publicly held interactive media and Internet technology company. He was also the Managing Director of the San Francisco operations of Think New Ideas Inc. From May 1997 to March 1998, Mr. Mellin was the Director of New Media and Advance Technology for Times Mirror Company, where he assisted the company in evaluating technologies for acquisition and supervised its corporate and subsidiary Web sites. From August 1995 to May 1997, Mr. Mellin was the Director of Technology & System Integration for Prodigy Services Company, an Internet content and service provider. From 1994 to August 1995, Mr. Mellin was the Director of Engineering for Mosler Inc., an alarm and electronic business.

     Robert J. Grant has been our Treasurer and Secretary and a director since August 1996. During this period of time until May 1999, Mr. Grant also served as our acting Chief Financial Officer. From April 1996 to August 1996, Mr. Grant served as Office Manager of Samuel Hamann Graphix, Inc. From March 1995 to April 1996, he was a salesperson for two car dealerships. From January 1994 to March 1995, Mr. Grant was a principal of Grant & Associates, an industrial real estate company. From January 1993 to January 1994, he worked in corporate sales at Investors Title, a title insurance company. Mr. Grant declared personal bankruptcy under Chapter 7 of the federal Bankruptcy Code in 1995.

                                     PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     From June 1997 until July 19, 1999, the Company's common stock was traded on the NASD OTC Bulletin Board under the Company's former name of Pi Graphix, Inc. and symbol of PGRX. The Company's Common Stock and Common Stock Warrants have been traded on the American Stock Exchange since July 20, 1999 under the symbols THD and THDW, respectively. The following table sets forth the high and low bid prices for the common stock for the quarters indicated. Prices reflect bids posted by market makers and may not necessarily reflect actual transactions.

                                                               High            Low
                                                            -------        -------
Year Ended June 30, 1998
First Quarter..........................................     $1.8750        $1.1875
Second Quarter.........................................      2.2500         1.3750
Third Quarter..........................................      1.7656         0.9219
Fourth Quarter.........................................      1.8750         0.9531
Year ending June 30, 1999
First Quarter..........................................      5.5000         1.6250
Second Quarter.........................................     19.7500         4.0625
Third Quarter..........................................     19.2500        13.0000
Fourth Quarter.........................................     18.0000         8.5000

     At September 22, 1999 there were 53 shareholders of record of the Company's Common Stock and 4,755,747 shares were outstanding. The Company believes the number of beneficial owners is substantially greater than the number of record holders because a large portion of the Company's outstanding Common Stock is held of record in broker "street names" for the benefit of individual investors.

     The Company has never declared or paid cash dividends on its common stock. Payment of any cash dividends will depend on the results of our operations, our financial condition and our capital expenditure plans, as well as other factors our board of directors may consider relevant. We presently intend to retain any earnings for use in our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

     Within the last three years, we have issued and sold the following unregistered securities on the dates and for the consideration indicated:

     In 1996, we issued 2,282,333 shares of common stock to 136 individual investors for cash and services at prices ranging from $.001 to $.75 a share, for a total amount of $348,570. These shares of common stock were issued in reliance on the exemption from registration provided by Rule 504 under Section 3(b) of the Securities Act.

     In 1997, we issued 534,933 shares of common stock to 57 individual investors for cash at prices ranging from $1 to $1.50 a share, for a total amount of $665,250. These shares of common stock were issued in reliance on the exemption from registration provided by Rule 504 under Section 3(b) of the Securities Act.

     In 1998, we issued 305,434 shares of common stock to Rick and Louise Emery, Theodore Tomasovich, and Silhouette Investments Ltd. for cash at prices ranging from $1 to $1.15 a share, for a total amount of $343,750. These shares of common stock were issued in reliance on the exemption from registration provided by Rule 504 under Section 3(b) of the Securities Act.

     In 1999, we issued 196,000 shares of common stock to Walter Cruttenden and Frank Cutler upon conversion of two convertible promissory notes in the principal amount of $100,000 each issued in November 1998 and June 1998, respectively. The shares issued were valued at prices ranging from $1 to $1.50 a share, for a total amount of $217,200. The notes were issued pursuant to Section 4(2) of the Securities Act and the underlying shares of common stock were issued in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act.

     In 1997, we issued 54,000 shares of common stock to Paul Rohde and Corporate International Services, Inc. at prices ranging from $1.18 to $1.94 a share in exchange for services, in an aggregate amount of $77,616. These shares of common stock were issued in reliance on the exemption from registration provided by Rule 504 under Section 3(b) of the Securities Act.

     In 1998, we issued 14,700 shares of common stock to Manghi Nyudoo at a price of $1.74 a share in exchange for services, in an aggregate amount of $25,597. These shares of common stock were issued in reliance on the exemption from registration provided by Rule 504 under Section 3(b) of the Securities Act.

     In 1998, we issued 25,000 shares of common stock to Rudy Tapia for cash and services in an aggregate amount of $306,250. These shares of common stock were issued in reliance on the exemption for registration provided by Rule 701.

     In 1998, we issued 89,346 shares of common stock to Karen Kubeck, Andrew Schamisso, Jack Kennedy, Christina Kabbash, Douglas Kabbash, Matthew Kabbash and Shareholder Solutions, Inc. pursuant to the exercise of options and warrants at an exercise price ranging from $1.25 to $7.75 a share. The options and underlying shares of common stock were issued in reliance on the exemption from registration provided by Rule 701.

     In 1999, we issued 174,000 shares of common stock to Jack Kennedy, Gordon McKay, Rudy Tapia, Paul Rohde and Shareholder Solutions, Inc. pursuant to the exercise of options at an exercise price ranging from $1.25 to $9.00 a share. The options and underlying shares of common stock were issued in reliance on the exemption from registration provided by Rule 701.

     In 1999, we issued 10,000 shares of common stock to DBLA in exchange for substantially all the assets and liabilities of DBLA. This stock was issued under Section 4(2) of the Securities Act.

     In 1999, we issued a warrant to purchase a number of shares of common stock equal to $2 million for a purchase price of $1.5 million to Generation Capital Associates. The warrant was issued in reliance on the exception from registration provided by Rule 506 under Section 4(2) of the Securities Act.

     On July 20, 1999, our Registration Statement on Form S-1 (File No. 333-74795) registering the offer and sale of 1,000,000 units, each consisting of one share of common stock and one warrant to purchase one share of common stock, and the underlying common stock and warrants was declared effective by the Securities and Exchange Commission. We commenced the offering of units under that Registration Statement, and under an additional Registration Statement on Form S-1 (File No. 333-83295) filed under Rule 462(b) to register an additional 100,000 units and underlying securities, on July 21, 1999. The managing underwriter for the offering was Paulson Investment Company, Inc. All 1,100,000 units offered were sold in the offering for an aggregate price of $13,200,000. No expenses had been incurred in connection with the offering and no proceeds had been received as of June 30, 1999. We will provide information regarding use of proceeds in our Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

ITEM 6.  SELECTED FINANCIAL DATA

     We derived the following selected statement of operations data for the eleven months ended June 30, 1997 and the fiscal years ended June 30, 1998 and 1999 and the selected balance sheet data at June 30, 1999 from financial statements included elsewhere in this report, which have been audited by Friedman, Minsk, Cole & Fastovsky, independent auditors. The financial statements included elsewhere in this report contain all material financial information about us and we urge you to read them carefully. The data shown below should be read in conjunction with the financial statements and their related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial information appearing elsewhere in this report.

     Amounts for the eleven months ended June 30, 1997 reflect eleven months of operations from the date of inception (August 13, 1996) to June 30, 1997.

     The line item "Weighted average shares used in computing net loss per share" is based on the weighted average number of shares of common stock outstanding for the eleven months ended June 30, 1997 and the years ended June 30, 1998 and 1999. It excludes 0, 32,609, and 32,609 shares, respectively, of common stock issuable upon exercise of outstanding options, warrants and convertible debt. Note 1 of Notes to Financial Statements includes an explanation of the determination of the number of shares used in computing net loss per share.

                                                                      Year Ended June 30,
                                                        -------------------------------------------------
Statement of Operations Data:                                  1997               1998               1999
                                                        -----------        -----------        -----------
Net revenues....................................        $       ---        $    18,404        $   191,191
Operating expenses:
     Sales and marketing........................            973,283            473,665            682,575
     Production and development.................            294,360            170,259            513,382
     General and administrative                             644,993            460,220          2,992,480
                                                        -----------        -----------        -----------
     Total costs and expenses...................          1,912,636          1,104,144          4,188,437
                                                        -----------        -----------        -----------
Loss from operations............................         (1,912,636)        (1,085,740)        (3,997,046)
Interest expense................................             (3,089)           (10,373)          (436,025)
Other income....................................             10,000             13,500              4,756
                                                        -----------        -----------        -----------
Net loss........................................        $(1,905,725)       $(1,082,613)       $(4,428,515)
                                                        ===========        ===========        ===========
Net loss per share..............................        $      (.59)              (.28)       $     (1.09)
                                                        ===========        ===========        ===========
Weighted average shares used in computing net
     loss per share.............................          3,210,651          3,823,228          4,045,746

Balance Sheet Data:                                    June 30, 1999
                                                       -------------
Cash and cash equivalents......................        $     116,918
Working capital (deficit)......................           (1,373,253)
Total assets...................................            1,314,186
Accumulated deficit............................           (7,416,853)
Shareholders' equity (deficit).................             (355,438)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operations and financial condition for the eleven months ended June 30, 1997 and the fiscal years ended June 30, 1998 and 1999. The following discussion should be read in conjunction with the financial statements and related notes appearing elsewhere in this report.

Overview

     Since beginning operations in August 1996, we have devoted substantially all of our resources to designing, implementing and introducing our marketing and display system, the 3Dshopping System(TM). From inception through June 30, 1999 we raised total equity capital in the form of cash of $2,171,000 and had an accumulated deficit of $7,417,000, including $4,370,000 in non-cash charges for common stock issued as compensation. While still developing our technology, we began to receive revenues from sales of services in April 1998. Notwithstanding these revenues, we operated at a loss from inception to date and we are continuing to operate at a loss as our expenditures for marketing, product development and general and administrative costs exceed our gross revenues. We expect the operating losses to continue and to increase over at least the next twelve months as we incur increasing levels of expense to market our services and to support growth.

     We believe that our historical operating results are not indicative of future performance for the following reasons, among others:

     o The receipt of the proceeds of our public offering of units on July 20, 1999 and their use to fund our anticipated growth will materially change expense levels in all major categories. They are also expected to support substantial increases in revenues from operations in the next fiscal year;

     o The acquisition of DBLA in May 1999 has enhanced and diversified the scope of our business to include the catalog production business; and

     o We have recently emerged from the development stage and anticipate substantial increases in the number and size of customer orders and revenues from operations.

     Although we expect substantial growth in both revenues and expenses, we anticipate that increases in expenses will occur more rapidly than corresponding increases in revenues. Also, while we are committed, at least in the short term, to substantial increases in expenses, we cannot guarantee that revenues will increase correspondingly. Like many companies attempting to build an Internet-based business, we expect to follow a strategy of establishing market share by making expenditures for marketing and the development of our infrastructure, exceeding estimated revenues for at least the next twenty four months, and resulting in operating losses.

     The catalog business, which we acquired through the acquisition of DBLA effective April 1, 1999, is more traditional than our core Internet business and it had been fully operational for several years before we acquired it. As a result, the catalog business recorded larger revenues than our Internet business in 1997, 1998 and 1999 (approximately $108,000 for the quarter ended June 30,
1999). If our business development plans are successful, we expect that revenues from Web site services will increase more rapidly than catalog sales. Because our catalog clients may also be good prospects for Web site services, we may also develop business involving both aspects of our business for a single client. As a result of operating synergies and differences between the operation of a privately owned corporation and a public company, we expect that some general and administrative expenses attributable to the operation of the catalog business may decrease in the future. Future income from the catalog business will contribute to taxable earnings and profits at the corporate level.

     On July 23, 1999, we completed a public offering of 1,100,000 units, each consisting of one share of common stock and one warrant to purchase one share of common stock. The offering was registered on Registration Statements (SEC File Nos. 333-74795; 333-83295) that were declared effective by the SEC. As a result of the offering, we received net proceeds after deducting underwriting discounts and offering expenses of $11,933,648. We used $200,595 of this amount to repay principal and interest on outstanding indebtedness.

Results of Operations

Fiscal year 1998 as compared to fiscal year 1997

     Revenues for 1998 were $18,404, primarily reflecting billings for test sites. Expenses for the year ended June 30, 1998 were $1,104,000, consisting of $170,000 for research and development expenses, $474,000 for sales and marketing expenses and $460,000 for general and administrative expenses. The decline of $808,000 in expenses from the preceding fiscal year was due primarily to decreases in purchases of supplies and reductions in research and development expenses, reflecting completion of certain prototypes of our system. In addition, 1997 included a non-cash charge for stock issued at below fair market value. Other income was $13,500. The net loss for 1998 was $1,083,000, or $0.28 per share of common stock.

Fiscal year 1999 as compared to fiscal year 1998

     Revenues for 1999 were $191,191, reflecting the inclusion of fourth quarter catalog revenues ($108,000) and Internet revenues from Web site development and billings for maintenance and sales fees. Expenses for the year ended June 30, 1999 were $4,600,000, primarily consisting of $513,382 for research and development expenses, $682,575 for sales and marketing expenses and $2,992,480 for general and administrative expenses. The increase of $3,084,000 over the preceding year reflects greater levels of activity as we refined and actively marketed our Internet service offerings. Of the increase, $2,361,000 was due to the values ascribed to option grants to employees and consultants under the Black-Scholes option-pricing model recommended by the Financial Accounting Standards Board in its Statement of Financial Accounting Standards 123. The net loss for the fiscal year was $4,429,000, or $1.09 per share of common stock.

     As of June 30, 1999, the Company had net operating loss carryforwards of approximately $4,528,000 and research and development tax credits of $36,000 for federal income tax purposes, which amount will expire over a three-year period beginning 2012 if not used. For state income tax purposes, we had net operating loss carryforwards of $4,548,000 and research and development tax credits of $15,000, which will expire beginning in 2012. As a result of changes in ownership, including changes resulting from our July 1999 unit offering, as defined in Section 282 of the Internal Revenue Code of 1986, as amended, the annual deductibility of net operating loss carryforwards is limited. A valuation allowance has been recorded against total deferred tax assets of $1,738,000 because realization is primarily dependent on generating sufficient taxable income prior to expiration of the net operating loss carryforwards.

Liquidity and Capital Resources

     We have funded our operations primarily through the sale of common stock and to a lesser extent, by issuing notes and other borrowings. From inception through June 30, 1999, we raised cash proceeds of approximately $2,171,000 from sales of common stock. In some cases, we issued common stock in return for goods or services. As of June 30, 1999, we had a total of $625,000 of outstanding notes and other obligations for money borrowed (primarily in fiscal year 1999), cash and cash equivalents of $117,000 and a working capital deficit of $1,373,000. We did not have any credit arrangements with any banks as of June 30, 1999. As a result of the proceeds from the unit offering on July 20, 1999, all liabilities for borrowed money as of June 30, 1999 were paid off and the working capital deficit was eliminated.

     Our liquidity and capital needs relate primarily to working capital and other general corporate requirements. Since inception, we have not received any significant cash flow from operations or investing activities. Based on our current plans, we believe the proceeds from our unit offering will provide us with sufficient capital resources to fund our operations for at least the next two years. Expectations about our long-term liquidity may prove inaccurate if our plans change. As we increase sales, we expect increased cash flow from operations.

     On March 18, 1999, we borrowed $500,000 from an institutional lender to fund expenditures associated with our unit offering and to cover interim operating expenses pending receipt of the offering proceeds. We also issued to the lender common stock purchase warrants that, as amended effective the date of the unit offering, are exercisable during a three-year period beginning on July 20, 2000. The warrants are exercisable to purchase 100,000 units and are redeemable by us between July 1, 1999 and July 1, 2000 for a price increasing from $400,000 to $500,000 over the period. The notes and the warrants are restricted from transfer other than transfers to members of a group under common control or distributions to fund investors, pursuant to a bona fide pledge or hypothecation or by will or pursuant to the laws of descent and distribution. The units issuable on exercise of the warrants or conversion of the new note will be "restricted securities" under Rule 144 under the Securities Act. On September 27, 1999 we exercised our option on the warrants and bought them back at the $400,000.

     We also borrowed $100,000 from the Paulson Investment Company, Inc. on June 30, 1999 under an unsecured promissory note, payable on or before August 31, 1999 together with interest at the rate of 7% per annum. This note plus interest was paid off on July 23, 1999 from the proceeds of the public offering.

     Net cash used in operating activities was $442,000 in 1997, $751,000 in 1998 and $1,285,000 in 1999. The net cash used in operating activities in each year was primarily attributable to our net loss, as adjusted for common stock, options and warrants issued for services and compensation. Such losses, together with the increases in prepaid offering costs, accounts receivable, and property and equipment, and the decrease in accounts payable, were funded principally by the net proceeds received from the sales of stock (1997 - $532,000; 1998 - $671,000; 1999 - $934,000) and the balances through additional borrowings under the shareholders loan and two loans from third parties.

     Net cash used in investing activities was $114,000 in 1997, $11,000 in 1998 and $114,000 in 1999, primarily reflecting acquisitions of property and equipment.

     Net cash provided by financing activities was $554,000 in 1997, $909,000 in 1998 and $1,372,000 in 1999, representing the net proceeds from the issuance of common stock and debt.

Year 2000 Compliance

     Our Plan. Our Year 2000 Compliance Plan relies on our third-party vendors' representation as to their products' Year 2000 compliance. The manufacturers of the principal software and hardware products on which our system is based have provided us with statements of Year 2000 Compliance. We have not modified any of the source code for these products.

     We have assumed that basic utilities such as electric and telephone services will continue to be available for our operations on and after January 1, 2000. If this assumption proves incorrect, our operations would be materially adversely affected for the duration of the utility interruption. Based on communications to date, we do not believe material Year 2000 deficiencies by any of our suppliers exist.

     Costs. We believe costs incurred in responding to other parties' Year 2000 computer system deficiencies, together with the cost of any required modifications to our systems, will not have a material impact on our results of operations or financial condition. In the ordinary course, we have improved our Year 2000 readiness through recent system upgrades as part of our usual improvement efforts. We have devoted management and technical resources to address Year 2000 matters and expect to continue to do so. To date, however, no specific material expenditures have been made solely as a result of the Year 2000 issue and we have not identified any specific material future cost associated with Year 2000 readiness.

     Our Most Reasonably Likely Worst Case Scenarios. Although we will continue to devote resources if and as required to address our Year 2000 issues, these efforts may not be effective in reducing or eliminating risks associated with Year 2000 deficiencies. Moreover, our

Web-based display system could contain undetected Year 2000 problems or third-party products could contain such problems. In addition, our assessment of third-party suppliers and vendors might not be accurate and we may not have made inquiry of the appropriate vendor. Year 2000 problems could result in system failures, data corruption, the generation of erroneous information and other significant disruptions of business activities. Beyond risks related to product and vendor non-compliance, it is possible that disruptions to the Internet itself will occur due to the widespread failure of the Internet's hardware and software infrastructure. Changes in buying and shopping patterns caused by other parties' efforts to address Year 2000 problems could also disrupt our business. Furthermore, it has been widely reported that a significant amount of litigation surrounding business interruptions may arise out of Year 2000 issues. It is uncertain whether, or to what extent, we may be affected by any of this litigation.

     Our Contingency Plan. We do not presently have a contingency plan. We are in the process of evaluating the need for a contingency plan and expect to finish the evaluation before the end of 1999.

Forward-Looking Statements

     Information in "Management's Discussion and Analysis" and elsewhere in our Annual Report and this Form 10-K about our goals, plans and expectations regarding Year 2000 compliance and future business operations constitutes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Factors that could adversely affect these forward-looking statements include, but are not limited to, business conditions in the market areas we target, competitive factors, customer demand for our services, our ability to execute our plans successfully, unidentified Year 2000 issues in existing programs or underestimating the resources necessary to make any required modifications or conversions, our ability to modify and/or convert the necessary systems and applications timely, the effect of the Year 2000 readiness of suppliers we rely on, and the continued availability of resources internally and externally to implement the Year 2000 modifications. Any forward-looking statements should be considered in light of these factors.


ITEM 7(a).  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We do not have any financial instruments that are subject to market risk.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

     The financial statements and supplementary data required by this item are included in this report commencing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to directors will be included under "Election of Directors" in our definitive proxy statement for our 1999 annual meeting of shareholders (the "1999 Proxy Statement") to be filed not later than 120 days after the end of the fiscal year covered by this report and is incorporated by reference. Information with respect to our executive officers is included under
Item 4(a) of Part I of this report.


ITEM 11.  EXECUTIVE COMPENSATION

     Information with respect to executive compensation will be included under "Executive Compensation" in our 1999 Proxy Statement and is incorporated by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information with respect to security ownership of certain beneficial owners and management will be included under "Security Ownership of Certain Beneficial Owners and Management" in our 1999 Proxy Statement and is incorporated by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information with respect to certain relationships and related transactions with management will be included under "Certain Transactions" in our 1999 Proxy Statement and is incorporated by reference.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(a)1.Financial Statements                                   Page in this Report.
                                                            --------------------

     Independent Auditors' Report                                            F-2

     Balance Sheets as of June 30, 1998 and June 30, 1999 and
     Proforma as of June 30, 1999 (unaudited)                                F-3

     Statements of Operations for the period August 1, 1996
     (Inception) to June 30, 1997 and the years in the period
     ended June 30, 1998 and 1999                                            F-4

     Statements of Shareholders' Equity (Deficit) for the period
     August 1, 1996 (Inception) to June 30, 1997 and the years
     ended June 30, 1998 and 1999                                            F-5

     Statements of Cash Flows for the period August 1, 1996
     (Inception) to June 30, 1997 and the years
     ended June 30, 1998 and 1999                                            F-6

     Notes to Financial Statements                                           F-7

2.   Financial Statement Schedules

     The financial statements of DBLA are incorporated by reference to the Company's Registration Statement on Form S-1 (SEC File No. 333-74795).

3.   Exhibits

     The exhibits listed below are filed as part of this report


Exhibit Number   Description

     2.1 Agreement and Plan of Reorganization dated as of April 1, 1999 between the Registrant, Design Base Los Angeles Inc., Brian Smith and Todd Hosaka. Incorporated by reference to Exhibit
                 10.7 to our Registration Statement on Form S-1 (File No. 333-74795).

     3.1 Amended and Restated Articles of Incorporation of the Registrant. Incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1 (File No. 333-74795).

     3.2 Amended and Restated Bylaws of the Registrant. Incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1 (File No. 333-74795).

     4.1         Specimen Common Stock Certificate. Incorporated by reference to
                 Exhibit 4.1 to our Registration Statement on Form S-1 (File No. 333-74795).

     4.2 Warrant Agreement dated July 20, 1999 among the Registrant and ChaseMellon Shareholder Services, LLC, as Warrant Agent, including the form of Warrant.

     4.3         Form of Representative's Warrants. Incorporated by reference to
                 Exhibit 4.3 to our Registration Statement on Form S-1 (File No. 333-74795).

     4.4 Purchase Warrant dated March 18, 1999 between the Registrant and Generation Capital. Incorporated by reference to Exhibit
                 4.4 to our Registration Statement on Form S-1 (File No. 333-74795).

     4.5 Promissory Note dated March 18, 1999 from the Registrant in favor of Generation Capital Associates. Incorporated by reference to Exhibit 4.5 to our Registration Statement on Form S-1 (File No. 333-74795).

     4.6 Substitute Purchase Warrant dated March 18, 1999 between the Registrant and Generation Capital Associates. Incorporated by reference to Exhibit 4.6 to our Registration Statement on Form S-1 (File No. 333-74795).

     10.1(1) Website Linking and Promotion Agreement dated April 22, 1998 between the Registrant and MediaOne, Inc. Incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-1 (File No. 333-74795).

     10.2 Website Design, Build and Maintain Agreement dated September 24, 1998 between the Registrant and Leavens Awards Co., Inc. Incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-1 (File No. 333-74795).

     10.3 Contract for Internet Consulting Services dated February 10, 1999 between the Registrant and Fish Interactive. Incorporated by reference to Exhibit 10.3 to our Registration Statement on Form S-1 (File No. 333-74795).

     10.4 Letter Agreement dated February 5, 1999 between the Registrant and Shandrick International, Inc. Incorporated by reference to
                 Exhibit 10.4 to our Registration Statement on Form S-1 (File No. 333-74795).

     10.5 Lease Agreement dated April 16, 1996 between the Registrant and Perloff/Webster. Incorporated by reference to Exhibit 10.5 to our Registration Statement on Form S-1 (File No. 333-74795).

     10.6 Commercial Sub-Lease Agreement dated December 3, 1998 between the Registrant and Westland Network. Incorporated by reference to Exhibit 10.6 to our Registration Statement on Form S-1 (File No. 333-74795).

     10.7 Lease Extension and Modification dated as of April 26, 1999 between the Registrant and Perloff/Webster. Incorporated by reference to Exhibit 10.8 to our Registration Statement on Form S-1 (File No. 333-74795).

     10.8 Employment Letter Agreement dated May 21, 1999 between the Registrant and Robert J. Vitamante. Incorporated by reference to Exhibit 10.9 to our Registration Statement on Form S-1 (File No. 333-74795).

     10.9 3Dshopping.com 1999 Stock Option Plan. Incorporated by reference to Exhibit 10.10 to our Registration Statement on Form S-1 (File No. 333-74795).

     10.10 Letter Agreement dated June 28, 1999 between the Registrant and Generation Capital Associates. Incorporated by reference to
                 Exhibit 10.11 to our Registration Statement on Form S-1 (File No. 333-74795).

     10.11       Employment Agreement with C. Michael Mellin, dated July 2,
                 1999.

     10.12 Lease Agreement, dated July 22, 1999 by and between Pacifica Square, LLC and Registrant.

     11.1        Statement re computation of per share earnings.

     23.1 Consents of Friedman, Minsk, Cole & Fastovsky, independent auditors.

     24.1        Power of Attorney (see signature page of this report).

     27.1        Financial Data Schedule.

---------------------------------

(1) Certain portions of this Exhibit have been omitted pursuant to an order of the SEC granting our request for confidential treatment; such portions have been filed separately with the SEC.

(b)  Reports on Form 8-K

     The Company did not file any Reports on Form 8-K during the period covered by this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Venice, California on September 27, 1999.

                                       3DSHOPPING.COM

                                       By: LAWRENCE WEISDORN
                                           -------------------------------------
                                           Lawrence Weisdorn
                                           Chairman and Chief Executive Officer

                                POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Lawrence Weisdorn and Robert J. Vitamante, and each of them, his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this Report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on September 27, 1999 on behalf of the Registrant and in the capacities indicated:

Signature                         Title
---------                         -----

LAWRENCE WEISDORN                 Chairman, Chief Executive Officer and Director
------------------------------    (Principal Executive Officer)
Lawrence Weisdorn


ROBERT J. VITAMANTE               President, Chief Operating Officer and Acting
------------------------------    Chief Financial Officer
Robert J. Vitamante               (Principal Financial and Accounting Officer)


ROBERT J. GRANT                   Treasurer, Secretary and Director
------------------------------
Robert J. Grant


DONALD L. HEJMANOWSKI             Director
------------------------------
Donald L. Hejmanowski


JOEL J. MCINTYRE                  Director
------------------------------
Joel J. McIntyre

                          INDEX TO FINANCIAL STATEMENTS


                                                                            PAGE
3Dshopping.com

INDEPENDENT AUDITORS' REPORT                                                F-2

Balance Sheets as of June 30, 1998, June 30, 1999                           F-3
   and Proforma as of June 30, 1999 (unaudited)

Statements of Operations
   For the period August 1, 1996 (Inception) to
   June 30, 1997 and the years ended June 30, 1998 and 1999                 F-4

Statements of Shareholders' Equity (Deficit)
   For the period August 1, 1996 (Inception) to
   June 30, 1997 and the years ended June 30, 1998 and 1999                 F-5


Statements of Cash Flows
   For the period August 1, 1996 (Inception) to
   June 30, 1997 and the years ended June 30, 1998 and 1999                 F-6


NOTES TO FINANCIAL STATEMENTS                                               F-7

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors
3Dshopping.com


We have audited the accompanying Balance Sheets of 3Dshopping.com as of June 30, 1998 and June 30, 1999 and the related Statements of Operations, Stockholders' Equity (Deficit), and Cash Flows for the period August 1, 1996 (Inception) to June 30, 1997 and the years ended June 30, 1998 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 3Dshopping.com as of June 30, 1998 and June 30, 1999 and the results of its operations and its cash flows for the period August 1, 1996 (Inception) to June 30, 1997 and the years ended June 30, 1998 and 1999 in conformity with generally accepted accounting principles.



FRIEDMAN, MINSK, COLE & FASTOVSKY
---------------------------------
FRIEDMAN, MINSK, COLE & FASTOVSKY
Los Angeles, California
September 2, 1999

                                 3Dshopping.com

                                 BALANCE SHEETS

                                                                                                    Proforma
                                                                     June 30,        June 30,        June 30,
                                                                        1998            1999            1999
                                                                ------------    ------------    ------------
                                                                                                (unaudited)
                          ASSETS

Current assets:
  Cash and cash equivalents                                     $    144,564    $    116,918    $ 11,300,843
  Accounts receivable, net of allowances of
    $2,991 in 1999                                                     4,999         113,669         113,669
  Related party receivable                                                 -          25,000          25,000
  Other receivables                                                        -          12,323          12,323
  Prepaid expenses                                                    13,496          16,143          16,143
                                                                ------------    ------------    ------------
     Total current assets                                            163,059         284,053      11,467,978

Property and equipment, net of accumulated
  depreciation of $58,539 and $124,687                                66,470         144,004         144,004
Prepaid offering costs                                                     -         702,998               -
Goodwill, net                                                              -         183,131         183,131
                                                                ------------    ------------    ------------
     Total assets                                               $    229,529    $  1,314,186    $ 11,795,113
                                                                ============    ============    ============

           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                         $     64,567    $    840,658    $    840,658
Notes Payable                                                        200,000         625,000               -
  Note payable to related parties                                     60,588          70,723               -
  Obligation under Line of Credit                                          -          54,000               -
  Customer deposits                                                    3,000          53,846          53,846
  Current maturities of capitalized lease obligations                      -          13,079          13,079
                                                                ------------    ------------    ------------
     Total current liabilities                                       328,155       1,657,306         907,583

Noncurrent portion of capital lease obligations                            -          12,318          12,318

Commitments and Contingencies                                              -               -               -

Shareholders' equity (deficit):
  Preferred Stock, no par value: 5,000,000
    shares authorized: no shares issued and outstanding.                   -               -               -
  Common Stock, no par value: 10,000,000 shares
    authorized; issued and outstanding: 3,191,400;
    3,685,746, and 4,785,746 (Proforma), respectively              2,997,112       7,063,915      18,294,565
  Stock subscriptions receivable                                    (107,400)         (2,500)         (2,500)
  Accumulated deficit                                             (2,988,338)     (7,416,853)     (7,416,853)
                                                                ------------    ------------    ------------
     Total shareholders' equity (deficit)                            (98,626)       (355,438)     10,875,212
                                                                ------------    ------------    ------------
     Total liabilities and shareholders' equity (deficit)       $    229,529    $  1,314,186    $ 11,795,113
                                                                ============    ============    ============


The accompanying notes are an integral part of these financial statements.

                                 3Dshopping.com

                            STATEMENTS OF OPERATIONS

                                            August 1, 1996      Fiscal Years Ended June 30,
                                            (Inception) to     -----------------------------
                                             June 30, 1997             1998             1999
                                            --------------     ------------     ------------
Revenues, net                               $            -     $     18,404     $    191,191
                                            --------------     ------------     ------------

Costs and expenses:
 Sales and marketing                               973,283          473,665          682,575
 Production and development                        294,360          170,259          513,382
 General and administrative                        644,993          460,220        2,992,480
                                            --------------     ------------     ------------
  Total costs and expenses                       1,912,636        1,104,144        4,188,437
                                            --------------     ------------     ------------

Loss from operations                            (1,912,636)      (1,085,740)      (3,997,246)

Interest expense                                    (3,089)         (10,373)        (436,025)
Other income                                        10,000           13,500            4,756
                                            --------------     ------------     ------------

    Net loss                                $   (1,905,725)    $ (1,082,613)    $ (4,428,515)
                                            ==============     ============     ============

Net loss per share                          $        (0.59)    $      (0.28)    $      (1.09)
                                            ==============     ============     ============


Weighted average number of
 shares used in computing
 net loss per share                              3,210,651        3,823,228        4,045,746
                                            ==============     ============     ============


The accompanying notes are an integral part of these financial statements.

                                 3Dshopping.com

                   STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)


                                                    Common Stock                  Stock           Stock
                                              -------------------------   Subscriptions   Subscriptions   Accumulated
                                                   Shares        Amount      Receivable      in Advance       Deficit         Total
                                              -----------   -----------   -------------   -------------   -----------   -----------
Fiscal Year 1997
Sales of Common Stock                             707,333   $   591,750   $     (83,375)                                $   508,375
Issuance of Common Stock
  for services                                  1,820,000     1,365,000                                                   1,365,000
Costs of stock offering                                         (15,931)                                                    (15,931)
Stock subscription payments
  received in advance                                                                     $      39,500                      39,500
Net loss for year                                       -             -               -               -   $(1,905,725)   (1,905,725)
                                              -----------   -----------   -------------   -------------   -----------   -----------

Balance at June 30, 1997                        2,527,333     1,940,819         (83,375)         39,500    (1,905,725)       (8,781)

Fiscal Year 1998
Stock subscription payments received                                             83,375                                      83,375
Issuances of Common Stock
  in exchange for services                         68,700       195,602                                                     195,602
Sales of Common Stock                             595,367       763,997        (107,400)        (39,500)                    617,097
Costs of stock offering                                         (29,374)                                                    (29,374)
Fair market value of
  stock options granted                                         126,068                                                     126,068
Net loss for year                                       -             -               -               -    (1,082,613)   (1,082,613)
                                              -----------   -----------   -------------   -------------   -----------   -----------

Balance at June 30, 1998                        3,191,400     2,997,112        (107,400)              -    (2,988,338)      (98,626)

Fiscal Year 1999
Stock subscriptions received                                                    107,400                                     107,400
Stock options exercised                           233,000       611,750          (2,500)                                    609,250
Issuance of Common Stock                                                                                                          -
  in exchange for services                         25,000       306,250                                                     306,250
Exercise of cashless warrants                      30,346             -                                                           -
Employee stock options granted                                2,021,938                                                   2,021,938
Non-employee stock options granted                              354,500                                                     354,500
Conversion of notes payable                       196,000       217,200                                                     217,200
Amortizaton of Warrants
  for interest on debt                                          399,225                                                     399,225
Issuance of Common Stock on acquisition of
  DBLA net assets                                  10,000       155,940                                                     155,940
Net loss for year                                       -             -               -               -    (4,428,515)   (4,428,515)
                                              -----------   -----------   -------------   -------------   -----------   -----------

Balance at June 30, 1999                        3,685,746   $ 7,063,915   $      (2,500)  $           -   $(7,416,853)  $  (355,438)
                                              ===========   ===========   =============   =============   ===========   ===========


The accompanying notes are an integral part of these financial statements.

                                 3Dshopping.com

                            STATEMENTS OF CASH FLOWS


                                                                     August 1, 1996           Year Ended June 30,
                                                                     (Inception) to     -------------------------------
                                                                      June 30, 1997              1998              1999
                                                                     --------------     -------------     -------------
Cash flows from operating activities:
  Net loss                                                           $   (1,905,725)    $  (1,082,613)    $  (4,428,515)
  Adjustments to reconcile net loss to net cash
    used in operating activities
    Depreciation and amortization                                            23,253            43,208            82,796
    Gain on sale of assets                                                        -            (1,049)                -
    Common Stock issued for services                                      1,365,808           103,213                 -
    Amortization of value of warrants issued for financing                        -                 -           399,225
    Options and warrants issued for services and compensation                     -           218,455         2,682,663

  Changes in assets and liabilities, excluding effects
    of DBLA acquisition
    Accounts receivable, net of allowances                                        -            (4,280)          (17,342)
    Other receivables                                                          (719)                -           (12,323)
    Prepaid expenses                                                         (6,066)           (7,430)            1,201
    Contracts in progress                                                         -                 -            17,249
    Prepaid offering costs                                                        -                 -          (702,998)
    Accounts payable and other liabilities                                   88,162           (20,595)          641,567
    Customer deposits                                                             -                 -            50,846
    Goodwill                                                                 (5,306)
    Organization costs                                                       (1,570)                -                 -
                                                                     --------------     -------------     -------------
      Net cash used in operating activities                                (442,163)         (751,091)       (1,285,631)
                                                                     --------------     -------------     -------------

Cash flows from investing activities, excluding
  effects of DBLA acquisition
  Acquisition of property and equipment                                    (114,270)          (13,250)         (114,226)
  Proceeds from sale of property                                                  -             2,514                 -
                                                                     --------------     -------------     -------------
    Net cash used in investing activities                                  (114,270)          (10,736)         (114,226)
                                                                     --------------     -------------     -------------

Cash flows from financing activities, excluding
  effects of DBLA acquisition
  Proceeds from issuance of Common Stock                                    547,067           700,474           933,875
  Costs of issuance of Common Stock                                         (15,931)          (29,374)                -
  Proceeds from issuance of debt                                             22,728           237,860           425,135
  Additions to capitalized lease obligations                                                        -            17,758
  Payment of capitalized lease obligations                                        -                 -            (4,557)
                                                                     --------------     -------------     -------------
    Net cash provided by financing activities                               553,864           908,960         1,372,211
                                                                     --------------     -------------     -------------

  Net change in cash and cash equivalents                                    (2,569)          147,133           (27,646)
  Cash and cash equivalents at beginning of period                                -            (2,569)          144,564
                                                                     --------------     -------------     -------------
  Cash and cash equivalents at end of period                         $       (2,569)    $     144,564           116,918
                                                                     --------------     -------------     -------------

  Cash paid during period for:
    Interest                                                         $        2,980     $       3,001     $      36,800
    Income taxes                                                                  -             1,600               800

Supplemental schedule of non-cash investing and
  financing activities:
  The Company acquired the assets of Design Bas,
  Incorporated effective April 1, 1999. In conjunction
  with the acquisition, assets and liabilities were
  assumed as follows:
    Fair value of assets acquired                                    $            -     $           -     $     166,880
    Liabilities assumed                                                                                         210,720
    Value of Common Stock issued in connection with acquisition                                                 155,940
  Stock and options issued as compensation and for services               1,365,808           321,668         2,682,663


The accompanying notes are an integral part of these financial statements.

                                 3Dshopping.com
              NOTES TO FINANCIAL STATEMENTS-JUNE 30, 1998 AND 1999
              ----------------------------------------------------


Note 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        THE COMPANY

        3Dshopping.com, formerly Pi Graphix, Inc. (the "Company"), commenced operations effective August 1, 1996. The Company was formed to design and develop innovative marketing and display applications for the Internet using 3D modeling software and interactive databases. The Company has developed and is beginning to implement and market to retailers and manufacturers a Web-based marketing, merchandising and e-commerce system that incorporates sophisticated graphics and other audio-visual features.

        Commencing with the acquisition of Design Bas, Incorporated ("DBLA") on April 1, 1999, the Company also designs and produces mail order catalogs, brochures and similar printed media for department stores and apparel retailers. DBLA also fulfills the digital photographic requirements of Web site development.

        PROPERTY AND EQUIPMENT

        Property and equipment are stated at cost. The Company depreciates its property and equipment using the straight-line method over the following periods:

                       Asset                               Useful Life
               -----------------------                     -----------
               Machinery and equipment                     3 - 5 Years
               Furniture and fixtures                          5 Years
               Software                                    1 - 3 Years

        INCOME TAXES

        The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires a company to recognize deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities and operating losses available to offset future taxable income, using enacted tax rates in effect in the years in which the differences are expected to reverse.

                                 3Dshopping.com
              NOTES TO FINANCIAL STATEMENTS-JUNE 30, 1998 AND 1999
              ----------------------------------------------------


        DEVELOPMENT COSTS

        Expenditures during the research and development stage are expensed as incurred. Development costs, including direct labor, incurred subsequent to establishing technological feasibility are capitalized. Development costs for each product are carried on the balance sheet at the lower of unamortized cost or net realizable value.

        ORGANIZATION COSTS

        In accordance with the provisions of Statement of Position 98-5, the Company expensed organization costs in the year ended June 30, 1998. For the year ended June 30, 1997, the Company amortized organization costs by the straight-line method over a five-year period. The effect of the change in accounting is not material.

        ESTIMATES

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that directly affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        LOSS PER SHARE OF COMMON STOCK

        The loss per share of common stock is based on the weighted average numbers of common shares outstanding during each period, in conformity with SFAS Statement 128 issued by the Financial Accounting Standards Board and nominal issuances of potential common shares as required by the Securities and Exchange Commission. Loss per common share assuming dilution has not been presented as the effect would be anti-dilutive.

        CASH EQUIVALENTS

        The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

        REVENUE RECOGNITION

        The Company's revenues from Internet Web site design and operation services is recognized when an arrangement exists, the fee is determinable, collectibility is probable, and delivery has occurred. Revenues from Web site maintenance services are recognized over the period services are performed. Revenues from mail order catalog design and production are

                                 3Dshopping.com
              NOTES TO FINANCIAL STATEMENTS-JUNE 30, 1998 AND 1999
              ----------------------------------------------------


        recognized upon completion of the project. On certain projects progress payments are received from clients and such payments are reported as customer deposits. Costs incurred on projects prior to completion are reported as contracts in progress.

        STOCK-BASED COMPENSATION

        The Company has adopted SFAS Statement 123 for stock-based compensation plans. This statement encourages companies to adopt a fair value approach to valuing stock options that would require compensation cost to be recognized based on the fair value of stock options granted.

        This statement also establishes fair value as the measurement basis for transactions in which an entity acquires goods or services from non-employees in exchange for equity instruments.

Note 2  CONCENTRATIONS OF RISK

        Financial instruments, which potentially subject the Company to credit risk, are trade accounts receivable. Management believes that their credit risk from Web site sales is not concentrated in any specific region, activity or economic characteristics of specific industries because they intend to perform services throughout the country and for different industries. Receivables arising from catalog production services have been historically concentrated in the apparel industry.

        Bank balances at any one institution are insured by the FDIC up to $100,000. At June 30, 1999 the Company's uninsured bank balances total $19,479.

        Two customers represented 25% and 20% of revenues for the year ended June 30, 1999.

Note 3  COMMON STOCK

        During fiscal year 1997 the Company issued 1,820,000 shares of common stock at a price of $0.001 per share on August 5, 1996 to its founder and certain key employees. The difference between the price paid ($0.001) and the estimated value of this stock ($0.75) was reported as compensation expense. The Company also issued for cash 462,333 shares of common stock at $0.75 per share between August 30, 1996 and November 26, 1996, and 245,000 shares of common stock at $1.00 per share between June 24, 1997 and June 27, 1997. The Company also issued 36,000 shares at $1.00 per share in exchange for financial and advisory business services. In accordance with recommendation 96-18 of the FASB's Emerging Issues Task Force, the value of the shares issued was amortized over the period of the contract at the then current fair value.

                                 3Dshopping.com
              NOTES TO FINANCIAL STATEMENTS-JUNE 30, 1998 AND 1999
              ----------------------------------------------------


        During fiscal year 1998 the Company issued 56,600 shares at $1.25 per share, 233,333 shares at $ 1.50 per share and 50,000 shares at $1.00 per share for cash, and 32,700 shares in exchange for services at $1.19 to $1.88 per share. The Company also issued 255,434 shares for $1.15 per share from February through June 30, 1998 to shareholders who also received warrants to purchase 127,717 additional common shares at $1.50 per share. The warrants expire in December 1999.

        During fiscal year 1999 the Company issued 233,000 shares of common stock upon exercises of outstanding options at prices ranging from $1.25 to $9.00 per share between November 18, 1998 and January 21, 1999. The Company also issued 25,000 shares at $.001 per share in exchange for financial and advisory business services on December 21, 1998, 30,346 shares upon exercises of cashless warrants on December 7, 1998, 196,000 shares at prices ranging from $1.00 to $1.15 per share upon conversion of notes payable on February 12, 1999, and 10,000 shares for the net assets of DBLA valued at $15.594 per share.

        PREFERRED STOCK

        The Company authorized 5,000,000 shares of Preferred Stock during the year ended June 30, 1999. No shares have been issued.

Note 4  STOCK OPTIONS

        (a)  EMPLOYEE OPTIONS

        During the years ended June 30, 1997, 1998 and 1999 the Company granted options to employees and recognized compensation expense of $0, $15,378 and $2,021,938, respectively, as the options were granted.

                                 3Dshopping.com
              NOTES TO FINANCIAL STATEMENTS-JUNE 30, 1998 AND 1999
              ----------------------------------------------------


        A summary of the status of the Company's stock options as of June 30, 1999, and changes during the year then ended is as follows:

                                                                               Weighted
                                                                                Average
                                                               Shares    Exercise Price
                                                         ------------    --------------
        Outstanding at Beginning of Year                       36,000    $         1.75
        Granted                                               503,940              7.61
        Exercised                                             (60,000)             1.25
        Forfeited                                                   -                 -
                                                         ------------    --------------
        Outstanding at End of Year                            479,940    $         7.97
                                                         ------------    --------------

        Options exercisable at year-end                      196,000
        Weighted average fair value of
          options granted during the year
              Exercise price at market price             $      5.41
              Exercise price above market price                    -
              Exercise price below market price                 7.24

        The following summarizes information about stock options at June 30, 1999:

                               Options Outstanding                                        Options Exercisable
        -----------------------------------------------------------------------    --------------------------------
                                           Weighted-Average                                        Weighted Average
               Range of          Number           Remaining    Weighted-Average          Number            Exercise
        Exercise Prices     Outstanding    Contractual Life      Exercise Price     Exercisable               Price
        ---------------    ------------    ----------------    ----------------    ------------    ----------------
        $     1.25-1.75         201,000          3.79 years           $   1.340         165,000             $  1.25
             11.00              178,940          9.75 years              11.000          31,000               11.00
             15.875             100,000         10.00 years              15.875               -                   -

        The fair values of option grants were estimated on the dates of grant using the Black- Scholes option pricing model with the following assumptions for 1999: Risk-free interest rate of 4.43% to 6.01%; Dividend yield of 0%; Expected life of 1.0 to 4.0 years; and Volatility of 61.0% to 61.4%.

        On February 21, 1999 the directors authorized the adoption of an employee stock option plan and reserved a total of 1,000,000 common shares. A total of 278,940 shares were issued to employees in the year ended June 30, 1999 under the Plan.

        (b)  NON-EMPLOYEE OPTIONS

        During the years ended June 30, 1997, 1998 and 1999 the Company granted options and warrants to certain non-employees and recognized $0, $203,077 and $354,500 of expense, respectively, as the options or warrants were granted.

                                 3Dshopping.com
              NOTES TO FINANCIAL STATEMENTS-JUNE 30, 1998 AND 1999
              ----------------------------------------------------


        A summary of the status of the Company's stock options and warrants as of June 30, 1999, and changes during the year then ended is as follows:

                                                                                   Weighted
                                                                                    Average
                                                                   Shares    Exercise Price
                                                              ----------     --------------
        Outstanding at Beginning of Year....................     497,717     $         1.85
        Granted.............................................      45,000               7.75
        Exercised...........................................    (173,384)              2.94
        Forfeited...........................................           -                  -
                                                              ----------     --------------
        Outstanding at End of Year..........................     369,333     $         2.06
                                                              ----------     --------------

        Options and warrants exercisable
          at year year-end..................................     369,333
        Weighted-average fair value of
          options granted during the year
            Exercise price at market price .................  $        -
            Exercise price above market price...............           -
            Exercise price below market price...............        7.88

        The following summarizes information about non-employee stock options and warrants at June 30, 1999:

                               Options Outstanding                                        Options Exercisable
        -----------------------------------------------------------------------    --------------------------------
                                           Weighted-Average                                        Weighted Average
               Range of          Number           Remaining    Weighted-Average          Number            Exercise
        Exercise Prices     Outstanding    Contractual Life      Exercise Price     Exercisable               Price
        ---------------    ------------    ----------------    ----------------    ------------    ----------------
       $      1.25-1.75         369,333          0.91 years           $    2.06        369,333              $  1.51

        The fair values of the options or warrants granted were estimated on the dates of grant using the Black-Scholes option pricing model with the following assumptions for 1999: Risk-free interest rate of 4.51%; Dividend yield of 0%; Expected life of .1667 to .3333 years; and Volatility of 61.4%.

                                 3Dshopping.com
              NOTES TO FINANCIAL STATEMENTS-JUNE 30, 1998 AND 1999
              ----------------------------------------------------


Note 5  INCOME TAXES

        Deferred tax assets are comprised of the following:

                                              June 30, 1998     June 30 1999
                                              -------------     ------------
        Federal net operating loss            $     306,250     $  1,012,811
        State net operating loss                    123,500          404,084
        R & D credit carryforward                    47,250           51,000
        Property and equipment                        2,500          (10,697)
        Stock Compensation                            4,500          287,600
        Other                                           250              957
                                              -------------     ------------
                                                    484,250        1,745,155
        Less valuation allowance                   (484,250)      (1,745,155)
                                              -------------     ------------
        Net deferred tax asset                $           -     $          -
                                              =============     ============

        The valuation allowance increased by $ 185,500, $ 298,750 and $1,260,905for the period August 1, 1996 (Inception) to June 30, 1997 and for the years ended June 30, 1998 and 1999, respectively.

        At June 30, 1999 the Company has incurred loss carryforwards for income tax purposes and earned research and development credits which expire as follows:

                                                                       Federal           State
                                                                   -----------     -----------
        Net Operating Losses
            Expiring....................................  2002                     $   531,000
                                                          2003                         865,000
                                                          2004                       3,175,000
                                                          2012     $   518,000
                                                          2013         858,000
                                                          2014       3,176,000

        Research and Development Credits
            Expiring....................................  2012          17,000           3,800
                                                          2013          17,000           9,400
                                                          2014           2,000           1,300

                                 3Dshopping.com
              NOTES TO FINANCIAL STATEMENTS-JUNE 30, 1998 AND 1999
              ----------------------------------------------------


        The Company's provision for income taxes differed from the amount computed by applying the statutory U.S. federal income tax rate to losses as follows:

                                                                1997             1998             1999
                                                       -------------    -------------    -------------
        Tax benefit determined by applying the
          U.S. statutory rate to loss before
          income taxes                                 $    (816,412)   $    (772,238)   $  (1,912,896)
        Change in valuation allowances                       185,500          298,750        1,260,905
        Stock Compensation                                   396,998          166,827           73,240
        Tax rate differences                                 233,914          306,157          555,026
        Other                                                      0              504           23,725
                                                       -------------    -------------    -------------
        Provision (credit) for income taxes            $           0    $           0    $           0

        The Internal Revenue Code contains provisions which may limit the loss carryforwards available if significant changes in stockholder ownership of the Company occur.

Note 6  SHORT-TERM BORROWINGS

        Unsecured promissory notes payable at June 30, 1998 and 1999 are comprised of:

                                                                       June 30
                                                               -------------------------
                                                                     1998           1999
                                                               ----------     ----------
        Note due December 8, 1998
        with interest at 10% per annum. Convertible to
        common stock at $1.25 per share.
        Converted in February 1999.                            $  100,000     $        -

        Note due May 22, 1998
        with interest at 10% per annum. Convertible to
        common stock at $1.00 per share.
        Converted in February 1999.                               100,000              -

        Note due upon completion of
        public offering with interest at 7% per annum.                  -        100,000

        Note due on demand with
        interest at 12% per annum.                                      -         25,000

        Note due August 31, 1999 with
        interest at 9% per annum(1)                                     -        500,000
                                                               ----------     ----------
                                                               $  200,000     $  625,000
                                                               ==========     ==========

        (1) The note holder also received warrants to acquire $2,000,000 of the Company's Common Stock for $1,500,000. The $500,000 difference between the value of the stock to be issued and the consideration to be

                                 3Dshopping.com
              NOTES TO FINANCIAL STATEMENTS-JUNE 30, 1998 AND 1999
              ----------------------------------------------------


             paid will be accounted for as loan origination costs and amortized over the period of the loan. Accordingly, $399,225 is included in interest expense for the year ended June 30, 1999.

        On April 1, 1999 the Company obtained a $65,000 revolving line of credit from the shareholders of DBLA which bears interest of 10.25% at June 30, 1999. Minimum monthly interest payments are calculated on the average daily balance and are due currently. The outstanding principal balance at June 30, 1999 was $54,000. This loan is guaranteed by a shareholder for $65,000 and is collateralized by the assets of the Company to a maximum of $65,000.

        Upon completion of the public offering in July 1999, the above notes were paid in full (Note 16).

Note 7  RELATED PARTY TRANSACTIONS

        In 1996, the Company acquired the property and equipment and certain other prepaid assets and assumed certain payroll and other liabilities of Samuel Hamann Graphix, Inc. ("Hamann") from the Company's principal shareholder/president for $18,500. The purchase price was allocated to the tangible assets at their original cost, with the balance ($5,306) attributed to goodwill which was amortized over two years.

        Hamann, a public company, was a Development Stage Corporation, which had been in existence for approximately one year. A founder and principal shareholder of the Company was the principal shareholder of Hamann.

        The principal shareholder and a minor shareholder have advanced funds (including the $18,500 above) to the Company, at 7% per annum interest. Upon completion of the public offering in July 1999, these notes were paid in full (Note 16).

        Advances by shareholders to the Company were $108,860 and $60,135 at June 30, 1998 and 1999, respectively, and amounts due to the Company from shareholders were $71,000 and $50,000 at June 30 1998 and 1999, respectively.

        Interest expense on these advances amounted to $2,972, $2,427, and $5,447 for the years ended June 30, 1997, 1998, and 1999, respectively. The balance due on the advances was $60,588 and $70,723 at June 30, 1998 and 1999, respectively.

                                 3Dshopping.com
              NOTES TO FINANCIAL STATEMENTS-JUNE 30, 1998 AND 1999
              ----------------------------------------------------


Note 8  PROPERTIES AND EQUIPMENT

        Property and Equipment is comprised of:

                                                 June 30, 1998     June 30, 1999
                                                 -------------     -------------
        Machinery and Equipment                  $      69,779     $     125,576
        Furniture and Fixtures                          17,057            54,964
        Software                                        38,173            58,197
        Leased computers                                     -            29,954
                                                 -------------     -------------
                                                       125,009           268,691
        Accumulated Depreciation                        58,539           124,687
                                                 -------------     -------------
             Net                                 $      66,470     $     144,004
                                                 =============     =============

        Depreciation expense for the years ended June 30, 1997, 1998, and 1999 amounted to $23,253, $43,208, and $66,148, respectively.

Note 9  CAPITAL LEASE OBLIGATION

        At June 30, 1999, the Company leased computers under various capital leases. Future minimum lease payments required under capital leases is as follows:

        Fiscal year ended 2000                               $ 17,518
        Fiscal year ended 2001                                 10,558
        Fiscal year ended 2002                                  2,941
                                                             --------
             Total                                             31,017
        Less: amount representing interest (at rates
          ranging from 12.42% to 25.32%)                        5,620
        Present value of net minimum lease payments            25,397
        Less:  Current portion                                (13,079)
                                                             --------
             Total                                           $ 12,318
                                                             ========

        Property held under capital leases included with owned property on the balance sheets at June 30, 1999, consists of leased computers (cost:
        $29,954; related accumulated depreciation: $4,222).

Note 10 COMMITMENTS AND CONTINGENT LIABILITIES

        LEASES

        The Company leases its office facilities under an operating lease, which expires May 31, 2000. Future minimum lease payments under this lease as of June 30, 1999, are $31,845.

                                 3Dshopping.com
              NOTES TO FINANCIAL STATEMENTS-JUNE 30, 1998 AND 1999
              ----------------------------------------------------


        The monthly rent includes a standard charge for utilities. Rent expense for the years ended June 30, 1997, 1998 and 1999 amounted to $28,870, $35,325 and $56,383, respectively.

        The Company also rents office and production facilities formerly occupied by DBLA on a month-to-month lease from an entity owned principally by an officer and a shareholder. Rent expense for the year ended June 30, 1999 was $11,410.

        LITIGATION

        The Company is engaged in legal proceedings incidental to its normal business activities. In the opinion of management, none of these proceedings are material in relation to the Company's financial position.

Note 11 LOSS PER SHARE

        The loss per common share is determined by dividing the net loss for each period by the weighted average number of common shares outstanding during each period.

                                            August 1, 1996         Years Ended June 30,
                                            (Inception) to     -----------------------------
                                             June 30, 1997             1998             1999
                                            --------------     ------------     ------------
        Common Stock Outstanding
        Beginning of
        Period (1)                                       -        2,432,666        3,119,800

        Issued during
        the period (1)                           2,432,666          687,134          565,946

        End of the
        Period (1)                               2,432,666        3,119,800        3,685,746

        Weighted
        Average number
        of shares                                3,210,651        3,823,228        4,045,746

        (1)  Net of stock subscriptions

        The Securities and Exchange Commission requires nominal issuances of potential common shares issued within one year prior to an Initial Public Offering filing date to be included in earnings per share calculations as if outstanding for all periods presented. These calculations include all such shares.

                                 3Dshopping.com
              NOTES TO FINANCIAL STATEMENTS-JUNE 30, 1998 AND 1999
              ----------------------------------------------------


        Loss per common share assuming dilution has not been presented as the result would have been anti-dilutive.

Note 12 FAIR VALUES OF FINANCIAL INSTRUMENTS

        The carrying amounts for cash, receivables, accounts payable and accrued expenses, notes payable, the line-of-credit and customer deposits approximate fair value because of the short maturity of these instruments.

Note 13 NON-CASH FINANCING AND INVESTING ACTIVITIES

        Acquisition of DBLA

        Effective April 1, 1999, the Company acquired $166,880 in assets of DBLA in exchange for the assumption of the its debt of $210,720 and the issuance of 10,000 shares of the Company's common stock valued at $155,940. The excess of the fair value of the net assets acquired of $199,780 is being amortized over a three-year term. Amortization for the year ended June 30, 1999 amounted to $16,648.

Note 14 BRIDGE LOAN

        In March 1999 the Company received an unsecured $500,000 bridge loan in the form of promissory notes due August 31, 1999 with interest at 9%. That note was paid upon the closing of the Company's public offering in July 1999. The note holders were allowed by the NASD to retain the right to receive warrants to acquire $2,000,000 of the Company's Common Stock for $1,500,000. Therefore, the amendment to that warrant agreement, listed in the Company's Prospectus dated July 20, 1999 that replaced the right to receive those warrants with other consideration, was not implemented.

Note 15 UNAUDITED PROFORMA FINANCIAL INFORMATION

        The proforma financial information as of June 30, 1999 is unaudited. This information represents the effect of completion of the Company's public offering that closed in July 1999 and payment of certain loans (see Note 16).

                                 3Dshopping.com
              NOTES TO FINANCIAL STATEMENTS-JUNE 30, 1998 AND 1999
              ----------------------------------------------------


Note 16 SUBSEQUENT EVENTS

        PUBLIC OFFERING

        On July 26,1999 the Company's public offering on the American Stock Exchange closed. The following is a summary of those proceeds:

        Sales of Shares                                  $ 13,200,000
        Underwriting discount                                (990,000)
        Expenses                                             (264,000)
        Due diligence                                         (12,352)
        Loan Principal
          and interest                                       (200,595)
                                                         ------------
              Net Proceeds                               $ 11,733,053
                                                         ============

        LEASE AGREEMENT

        The Company executed a lease agreement on July 22, 1999 for property in Marina Del Rey , California in order to consolidate its sales and technology development offices and its studio production facility. Occupancy should commence in September 1999. The term of the lease is five years and terminates in July 2005. Monthly rent expense is $48,853 from lease commencement to January 31, 2002; $53,481 from February 1, 2002 to July 31, 2004, and; $55,024 from August 1, 2004 to July 3, 2005.
        There is an option to extend the lease for an additional sixty months. A portion of the leased facility's operating and common area expenses are shared by the Company.

        The lease required the Company provide the lessor an unconditional irrevocable letter of credit in amounts that decline from $441,671 to $310,067 during the initial lease term. Subject to various terms and conditions, upon a material default by the lessee, the lessor may draw on the letter of credit to satisfy the lease terms.

        Future minimum lease payments for the next five years of the lease and in the aggregate are:

                              2000          $   464,104
                              2001              586,236
                              2002              609,371
                              2003              641,760
                              2004              641,760
                        Thereafter              658,733
                                            -----------
                                            $ 3,601,964
                                            ===========

                                 3Dshopping.com
              NOTES TO FINANCIAL STATEMENTS-JUNE 30, 1998 AND 1999
              ----------------------------------------------------


        The Company plans to sublease their current office facilities and to terminate the lease for the studio facility in North Hollywood, California.

        RELATED PARTY TRANSACTIONS

        In July and September 1999, the Company loaned $267,000 to two key Company employees under secured promissory. One promissory note, in the amount of $225,000, bears interest at 10% per annum, is secured by a deed of trust on a residential property, and is repayable upon the earlier of the sale of a principal residence or six months. The other promissory note, in the amount of $42,000, is secured by shares of common stock pledged as collateral Payments of interest only are required until the loans mature at which time the full unpaid principle are due.

                                  EXHIBIT INDEX
                                  -------------

Exhibit Number   Description
--------------   -----------

       2.1 Agreement and Plan of Reorganization dated as of April 1, 1999 between the Registrant, Design Base Los Angeles Inc., Brian Smith and Todd Hosaka. Incorporated by reference to Exhibit
                 10.7 to our Registration Statement on Form S-1 (File No. 333-74795).

       3.1 Amended and Restated Articles of Incorporation of the Registrant. Incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1 (File No. 333-74795).

       3.2 Amended and Restated Bylaws of the Registrant. Incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1 (File No. 333-74795).

       4.1       Specimen Common Stock Certificate. Incorporated by reference to
                 Exhibit 4.1 to our Registration Statement on Form S-1 (File No. 333-74795).

       4.2 Warrant Agreement dated July 20, 1999 among the Registrant and ChaseMellon Shareholder Services, LLC, as Warrant Agent, including the form of Warrant.

       4.3       Form of Representative's Warrants. Incorporated by reference to
                 Exhibit 4.3 to our Registration Statement on Form S-1 (File No. 333-74795).

       4.4 Purchase Warrant dated March 18, 1999 between the Registrant and Generation Capital. Incorporated by reference to Exhibit
                 4.4 to our Registration Statement on Form S-1 (File No. 333-74795)

       4.5 Promissory Note dated March 18, 1999 from the Registrant in favor of Generation Capital Associates. Incorporated by reference to Exhibit 4.5 to our Registration Statement on Form S-1 (File No. 333-74795).

       4.6 Substitute Purchase Warrant dated March 18, 1999 between the Registrant and Generation Capital Associates. Incorporated by reference to Exhibit 4.6 to our Registration Statement on Form S-1 (File No. 333-74795).

       10.1(1) Website Linking and Promotion Agreement dated April 22, 1998 between the Registrant and MediaOne, Inc. Incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-1 (File No. 333-74795).

       10.2 Website Design, Build and Maintain Agreement dated September 24, 1998 between the Registrant and Leavens Awards Co., Inc. Incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-1 (File No. 333-74795).

       10.3 Contract for Internet Consulting Services dated February 10, 1999 between the Registrant and Fish Interactive. Incorporated by reference to Exhibit 10.3 to our Registration Statement on Form S-1 (File No. 333-74795).

       10.4 Letter Agreement dated February 5, 1999 between the Registrant and Shandrick International, Inc. Incorporated by reference to
                 Exhibit 10.4 to our Registration Statement on Form S-1 (File No. 333-74795).

       10.5 Lease Agreement dated April 16, 1996 between the Registrant and Perloff/Webster. Incorporated by reference to Exhibit 10.5 to our Registration Statement on Form S-1 (File No. 333-74795).

       10.6 Commercial Sub-Lease Agreement dated December 3, 1998 between the Registrant and Westland Network. Incorporated by reference to Exhibit 10.6 to our Registration Statement on Form S-1 (File No. 333-74795).

       10.7 Lease Extension and Modification dated as of April 26, 1999 between the Registrant and Perloff/Webster. Incorporated by reference to Exhibit 10.8 to our Registration Statement on Form S-1 (File No. 333-74795).

       10.8 Employment Letter Agreement dated May 21, 1999 between the Registrant and Robert J. Vitamante. Incorporated by reference to Exhibit 10.9 to our Registration Statement on Form S-1 (File No. 333-74795).

       10.9 3Dshopping.com 1999 Stock Option Plan. Incorporated by reference to Exhibit 10.10 to our Registration Statement on Form S-1 (File No. 333-74795).

       10.10 Letter Agreement dated June 28, 1999 between the Registrant and Generation Capital Associates. Incorporated by reference to
                 Exhibit 10.11 to our Registration Statement on Form S-1 (File No. 333-74795).

       10.11     Employment Agreement with C. Michael Mellin, dated July 2,
                 1999.

       10.12 Lease Agreement, dated July 22, 1999 by and between Pacifica Square, LLC and Registrant.

       11.1      Statement re computation of per share earnings.

       23.1 Consents of Friedman, Minsk, Cole & Fastovsky, independent auditors.

       24.1      Power of Attorney (see signature page of this report).

       27.1      Financial Data Schedule.

(1) Certain portions of this Exhibit have been omitted pursuant to an order of the SEC granting our request for confidential treatment; such portions have been filed separately with the SEC.