Form 10-K405/A
period 1999-06-30
3DSHOPPING COM
filed 1999-10-06
CIK 1081920

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 1
(Mark One)
                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended June 30, 1999
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to ______________

                         Commission File Number 1-15161

                                 3Dshopping.com
             (Exact name of registrant as specified in its charter)

               California                              95-4594029
       (State or other jurisdiction                 (I.R.S. Employer
     of incorporation or organization)             Identification No.)

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

                      Documents incorporated by reference:

     Parts of registrant's Proxy Statement for the 1999 annual meeting of shareholders are incorporated by reference into Part III of this report.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a)  3.  Exhibits

             The exhibits listed below are filed as part of this report

Exhibit
Number      Description
-------     -----------

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

  10.11 Employment Agreement with C. Michael Mellin dated July 2, 1999. Incorporated by reference to Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for fiscal year ended June 30, 1999.

  10.12 Lease Agreement, dated July 22, 1999 by and between Pacifica Square LLC and Registrant. Incorporated by reference to Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for fiscal year ended June 30, 1999.

  10.13     Employment Agreement with Brian Smith dated May 21, 1999.

  11.1(2)   Statement re computation of per share earnings.

  23.1(2)   Consents of Friedman, Minsk, Cole & Fastovsky, independent auditors.

  24.1(2)   Power of Attorney (see signature page of report).

  27.1(2)   Financial Data Schedule.

--------------

(1) Certain portions of this Exhibit have been omitted pursuant to an order of the SEC granting our request for confidential treatment; such portions have been filed separately with the SEC.

(2)  Previously filed.

    (b)  Reports on Form 8-K

         The Company did not file any Reports on Form 8-K during the period covered by this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized, in Venice, California on October 5, 1999.

                                       3DSHOPPING.COM


                                       By: *LAWRENCE WEISDORN
                                           -------------------------------------
                                            Lawrence Weisdorn
                                            Chairman and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment has been signed below by the following persons on October 5, 1999 on behalf of the Registrant and in the capacities indicated:

Signature                         Title
---------                         -----

*LAWRENCE WEISDORN                Chairman, Chief Executive Officer
-----------------------------     and Director
 Lawrence Weisdorn                (Principal Executive Officer)


*ROBERT J. VITAMANTE              President, Chief Operating Officer
-----------------------------     and Acting Chief Financial Officer
 Robert J. Vitamante              (Principal Financial and Accounting Officer)


*ROBERT J. GRANT                  Treasurer, Secretary and Director
-----------------------------
 Robert J. Grant


*DONALD L. HEJMANOWSKI            Director
-----------------------------
 Donald L. Hejmanowski


*JOEL J. MCINTYRE                 Director
-----------------------------
 Joel J. McIntyre


*By: ROBERT J. VITAMANTE
     -----------------------------
     Robert J. Vitamante
     As Attorney-in-Fact

                                 EXHIBIT INDEX
                                 -------------

Exhibit
Number      Description
-------     -----------

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

  10.11 Employment Agreement with C. Michael Mellin dated July 2, 1999. Incorporated by reference to Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for fiscal year ended June 30, 1999.

  10.12 Lease Agreement, dated July 22, 1999 by and between Pacifica Square LLC and Registrant. Incorporated by reference to Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for fiscal year ended June 30, 1999.

  10.13     Employment Agreement with Brian Smith dated May 21, 1999.

  11.1(2)   Statement re computation of per share earnings.

  23.1(2)   Consents of Friedman, Minsk, Cole & Fastovsky, independent auditors.

  24.1(2)   Power of Attorney (see signature page of report).

  27.1(2)   Financial Data Schedule.

--------------

(1) Certain portions of this Exhibit have been omitted pursuant to an order of the SEC granting our request for confidential treatment; such portions have been filed separately with the SEC.

(2)  Previously filed.