Form 10-Q
period 1999-09-30
3DSHOPPING COM
filed 1999-11-15
CIK 1081920

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-Q


              [X] Quarterly Report Pursuant to Section 13 or 15 (d)
                 of the Securities Exchange Act of 1934 for the
                    quarterly period ended September 30, 1999

             [ ]Transition Report Pursuant to Section 13 or 15(d) of
                   the Securities Exchange Act of 1934 for the
                        transition period from ___ to ___


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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes [X] No [ ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

           CLASS                                 OUTSTANDING AT OCTOBER 31, 1999
  Common Stock, no par value                            4,785,746 Shares

Part I - Financial Information

Item 1.  Financial Statements

                                 3Dshopping.com

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                                   Three Months Ended
                                                                      September 30,
                                                              -----------------------------
                                                                     1999              1998
                                                              -----------       -----------
Revenues, net                                                 $    35,666       $    15,591
                                                              -----------       -----------


Costs and expenses:
     Sales and marketing                                          272,101            57,839
     Production and development                                    60,508            35,095
     General and administrative                                 1,042,127           119,951
                                                              -----------       -----------
Total costs and expenses                                        1,374,736           212,885
                                                              -----------       -----------


Loss from operations                                           (1,339,070)         (197,294)


Interest expense                                                 (108,999)           (4,458)
Interest income                                                    75,693                 -
                                                              -----------       -----------


     Net loss                                                 $(1,372,376)      $  (201,752)
                                                              ===========       ===========


Net loss per share                                            $     (0.31)      $     (0.05)
                                                              ===========       ===========


Weighted average number of
     shares used in computing
     net loss per share                                         4,367,836         4,024,482
                                                              ===========       ===========


See notes to financial statements.

                                 3Dshopping.com

                                 BALANCE SHEETS

                                   (UNAUDITED)

                                                              September 30,         June 30,
                                                                      1999             1999
                                                              ------------     ------------
                                     ASSETS
Current assets:
   Cash and cash equivalents                                  $  8,962,752     $    116,918
   Accounts receivable, net of allowances                           24,124          113,669
   Related party receivable                                        225,000           25,000
   Other receivables                                                69,586           12,323
   Prepaid expenses                                                232,051           16,143
                                                              ------------     ------------
     Total current assets                                        9,513,513          284,053

Property and equipment, net of accumulated
     depreciation of $123,807 and $124,687                         261,800          144,004
Goodwill, net                                                      166,483          702,998
Deposits                                                               535          183,131
                                                              ------------     ------------

     Total assets                                             $  9,942,331     $  1,314,186
                                                              ============     ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses                      $    508,362     $    840,658
   Notes payable                                                         -          625,000
   Note payable - related parties                                        -           70,723
   Obligation under line of credit                                       -           54,000
   Customer deposits                                                 5,000           53,846
   Current maturities of capitalized lease obligations              16,825           13,079
                                                              ------------     ------------
     Total current liabilities                                     530,187        1,657,306

Noncurrent portion of capital lease obligations                      5,511           12,318

Commitments and contingencies                                            -                -

Shareholders' equity (deficit):
   Preferred Stock, no par value: 5,000,000 shares
   authorized: no shares issued and outstanding.
   Common stock, no par value: 10,000,000 shares
   authorized; issued and outstanding: 4,785,746 and
       3,685,746, respectively                                  18,198,362        7,063,915
   Stock subscription receivable                                    (2,500)          (2,500)
   Accumulated deficit                                          (8,789,229)      (7,416,853)
                                                              ------------     ------------
      Total shareholders' equity (deficit)                       9,406,633         (355,438)
                                                              ------------     ------------

Total liabilities and shareholders' equity                    $  9,942,331     $  1,314,186
                                                              ============     ============


See notes to financial statements.

                                 3Dshopping.com

                   STATEMENT OF SHAREHOLDER'S EQUITY (DEFICIT)

                                   (UNAUDITED)


                                          Common Stock               Stock
                                    -----------------------   Subscription    Accumulated
                                       Shares        Amount     Receivable        Deficit         Total
                                    ---------   -----------   ------------   ------------   -----------
Quarter Ended
September 30, 1999

Balance, beginning of period        3,685,746   $ 7,063,915   $     (2,500)  $ (7,416,853)  $  (355,438)

Sales of Common Stock               1,100,000    13,200,000                                  13,200,000

Underwriting costs                               (1,266,352)                                 (1,266,352)

Purchase of Warrants                               (400,000)                                   (400,000)

Write-off of Prepaid
Offering Costs                                     (788,180)                                   (788,180)

Amortization of Warrants
   as interest on debt                              100,774                                     100,774

Employee stock options
    granted (Note 3)                                288,205                                     288,205

Net loss for quarter                                                           (1,372,376)   (1,372,376)
                                    ---------   -----------   ------------   ------------   -----------

Balance, end of period              4,785,746   $18,198,362   $     (2,500)  $ (8,789,229)  $ 9,406,633
                                    =========   ===========   ============   ============   ===========


See notes to financial statements.

                                 3Dshopping.com

                             STATEMENTS OF CASH FLOW

                                   (UNAUDITED)

                                                                                   Three Months Ended
                                                                                      September 30,
                                                                              -----------------------------
                                                                                      1999             1998
                                                                              ------------     ------------
Cash flows from operating activities:
Net loss                                                                      $ (1,372,376)    $   (201,752)

Adjustments to reconcile net loss to net cash used
   in operating activities:
   Depreciation and amortization                                                    40,768           10,301
   Amortization of value of warrants issued for financing                          100,774                -
   Options issued for services and compensation                                    288,205                -

Changes in assets and liabilities:
   Accounts receivable, net of allowance                                            89,545           (7,288)
   Related party receivable                                                       (200,000)               -
   Other receivables                                                                57,263           (2,260)
   Prepaid expenses                                                               (215,908)           1,267
   Prepaid offering costs                                                          (85,182)               -
   Accounts payable and other liabilities                                         (512,955)         (35,368)
   Customer deposits                                                               (48,846)          (2,300)
                                                                              ------------     ------------
        Net cash used in operating activities                                   (1,858,712)        (237,400)
                                                                              ------------     ------------

Cash flows from investing activities:
   Acquisition of property and equipment                                           (86,186)         (12,052)
                                                                              ------------     ------------

Cash flows from financing activities:
   Proceeds from issuance of common stock                                       13,200,000          107,400
   Underwriting costs                                                           (1,266,352)               -
   Proceeds from issuance of debt                                                  100,000                -
   Payment of loans from stock proceeds                                           (849,723)               -
   Repurchase of warrants                                                         (400,000)               -
   Payment of capitalized lease obligations                                          6,807                -
                                                                              ------------     ------------

  Net cash provided by financing activities                                     10,790,732          107,400
                                                                              ------------     ------------

Net increase (decrease) in cash and cash equivalents                             8,845,834         (142,052)
Cash and cash equivalents at beginning of fiscal year                              116,918          144,564
                                                                              ------------     ------------
Cash and cash equivalents at end of period                                    $  8,962,752     $      2,512
                                                                              ============     ============

Cash paid during period for:
   Interest                                                                          8,224            4,458
   Income taxes                                                                          -                -


See notes to financial statements.

                                 3Dshopping.com
           NOTES TO FINANCIAL STATEMENTS - SEPTEMBER 30, 1998 AND 1999
           -----------------------------------------------------------


Note 1    UNAUDITED INTERIM FINANCIAL STATEMENTS

The unaudited interim financial statements were prepared on the same basis as the audited financial statements and reflect all adjustments (consisting solely of normal recurring items) which are, in the opinion of management, necessary to present a fair statement of results of operations for the interim periods ended September 30, 1999 and 1998 and the financial position of 3Dshopping.com as of September 30, 1999.

References to "Company" are to 3Dshopping.com, formerly Pi Graphix, Inc.. These statements should be read in conjunction with the financial statements and the related footnotes to these statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999.

Note 2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

The Company commenced operations effective August 1, 1996. The Company was formed to design and develop innovative marketing and display applications for the Internet using 3D modeling software and interactive databases. The Company has developed and is beginning to implement and market to retailers and manufacturers a Web-based marketing, merchandising and e-commerce system that incorporates sophisticated graphics and other audio-visual features.

Commencing with the acquisition of Design Bas, Incorporated ("DBLA") on April 1, 1999, the Company also designs and produces mail order catalogs, brochures and similar printed media for department stores and apparel retailers. DBLA also fulfills the digital photographic requirements of Web site development.

LOSS PER SHARE OF COMMON STOCK

The loss per share of common stock is based on the weighted average numbers of shares of common stock outstanding during each period, in conformity with Statement of Financial Accounting Standards ("SFAS") No. 128 issued by the Financial Accounting Standards Board (and in 1998) nominal issuances of potential common shares as required by the Securities and Exchange Commission. Loss per common share assuming dilution has not been presented as the effect would be anti-dilutive.

Note 3    STOCK-BASED COMPENSATION

The Company has adopted SFAS 123 for stock-based compensation plans. This statement encourages companies to adopt a fair value approach to valuing stock options that would require compensation cost to be recognized based on the fair value of stock options granted.

This statement also establishes fair value as the measurement basis for transactions in which an entity acquires goods or services from non-employees in exchange for equity instruments. The fair values of option grants were estimated on the dates of grant using the Black-Scholes option pricing model.

During the three months ended September 30, 1999 and 1998 the Company granted options to employees and recognized compensation expense of $288,205 and $0 respectively, as the options granted.

Note 4    RELATED PARTY TRANSACTIONS

Advances by shareholders to the Company were $0 at September 30, 1999. In August, 1999, the Company loaned $225,000 to an executive officer under a secured promissory note. The promissory note, bears interest at 10% per annum, is secured by a deed of trust on a residential property, and is repayable upon the earlier of the sale of a principal residence or six months.

Note 5    COMMITMENTS AND CONTINGENT LIABILITIES

LEASES

The Company executed a lease agreement on July 22, 1999 for property located at 308 Washington Boulevard, Marina del Rey, California in order to consolidate its sales and technology development offices and its studio production facilities. Occupancy commenced in September, 1999. The term of the leases is five years and terminates in August, 2005. Monthly rent expense is $48,853 from lease commencement to January 31, 2002; $53,481 from February 1, 2002 to July 31, 2004, and $55,024 from August 1, 2004 to August 18, 2005. There is an option to extend the lease for an additional sixty months. A portion of the leased facility's operating and common area expenses are shared by the Company with other tenants.

The lease required the Company to provide the lessor an unconditional irrevocable letter of credit in amounts that decline from $441,671 to $310,067 during the initial lease term. Subject to various terms and conditions, upon a material default by the lessee, the lessor may draw on the letter of credit to satisfy the lease terms.

Note 6    COMMON STOCK

During the first quarter ended September 30, 1998 there were no shares of common stock issued. On July 23, 1999 the Company's public offering on the American Stock Exchange closed in which the Company sold 1,100,000 units, consisting of one share of common stock and one warrant for the purchase of one share of common stock at a purchase price of $18 per share at any time until they expire on July 20, 2004. The following is a summary of those proceeds:

         Sales of Units                               $13,200,000
         Underwriting discount                           (990,000)
         Underwriting expenses                           (264,000)
         Due diligence                                    (12,352)
                                                      -----------
              Net Proceeds                            $11,933,648
                                                      ===========

Note 7    LOSS PER SHARE

The loss per common share is determined by dividing the net loss for each period by the weighted average number of common shares outstanding during each period.

                                                      Three Months ended September 30,
                                                             1999                1998
                                                      -----------          ----------
Common Stock Outstanding
Beginning of
Period (1)                                              3,685,746           3,191,400

Issued during
the period (1)                                          1,100,000                   -

End of the
Period (1)                                              4,785,746           3,191,400


Weighted average
number of shares                                        4,367,836           4,024,482

Diluted average
Number of shares                                        4,756,263           4,057,091

The Securities and Exchange Commission requires nominal issuances of potential common shares issued within one year prior to an Initial Public Offering filing to be included in earnings per share calculations as if outstanding for all periods presented. These calculations include all such shares. Loss per common share assuming dilution has not been presented as the result would have been anti-dilutive.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition for the three months ended September 30, 1999 and 1998. The following discussion should be read in conjunction with the financial statements and related notes appearing elsewhere in this report.


Overview

     Since its founding in August, 1996 through the fiscal year ended June 30, 1999, the Company has devoted substantially all its resources to designing, implementing and introducing its proprietary technology and process (the "3Dshopping System") for the marketing and display of products on the Internet.

     While still developing its technology, the Company received incidental revenues from programming services and test projects beginning in April 1998. Notwithstanding these revenues, the Company operated at a loss from inception to date and continues to operate at a loss as expenditures for marketing, product development and general and administrative costs exceed revenues. The Company presently expects operating losses to continue and to increase over at least the next twelve months as a result of increased expenditures for marketing, development and production. Such increases will include non-cash costs arising from compensation expense ascribed to stock options granted to employees and independent contractors for services.

     The Company believes its past operating results are not indicative of future performance for the following reasons, among others:

     o On July 23, 1999, the Company completed a public offering of 1,100,000 units, each consisting of one share of common stock and one warrant to purchase one share of common stock at a purchase price of $18.00 per share. As a result of the offering, the Company received net proceeds of $11,933,648, after deducting underwriting discounts and offering expenses. The net proceeds and their use to fund anticipated growth will materially change expense levels in all major categories as a result of intentional changes and increases in marketing activities, production and operating infrastructure;

     o The Company only recently emerged from the development stage. As a result of increased marketing and development expenditures, the Company anticipates substantial increases in the number and size of customer orders and revenues from operations in the future; and

     o The acquisition of DBLA as of April 1, 1999 has enhanced and diversified the scope of services to include catalog production.

     Although the Company expects substantial growth in both revenues and expenses, it also anticipates that expenses will increase more rapidly than revenues. In addition, while committed to a plan of substantial increases in expenses over the short term, the Company cannot guarantee that revenues will increase correspondingly in the future. Like many companies attempting to build an Internet-based business, the Company plans to establish market share by making expenditures for marketing, product refinement, service fulfillment, research, and the development of infrastructure. Consequently, the Company expects that expenses will continue to exceed estimated revenues for at least the next twelve months and that operating losses will result.

     The catalog business that the Company obtained through its acquisition of DBLA is more traditional than the core Internet business. It had been fully operational for several years before its acquisition on April 1, 1999 and it recorded substantially larger annual revenues than the Company's current Web services business. If the Company's business development plans are successful, it is expected that revenues from Web site services will increase more rapidly than catalog sales in the future. However, since catalog clients may be good prospects for Web site services, the Company may also provide both services to a single client.

Results of Operations

First Quarter 1999 as compared to first quarter 1998

     Revenues for 1999 were $35,666 as compared to $15,591 for 1998. The increase of $20,075 resulted largely from the inclusion of the catalog revenues in 1999.

     Expenses for the quarter ended September 30, 1999 were $1,374,736 as compared to $212,885 for 1998, an increase of $1,161,851. The increase primarily reflects the costs associated with additional staff for sales, production and administration, marketing program costs for newly developed sales programs and participation in trade shows, and improvements in Internet service systems and capabilities. Also, increasing costs for the current quarter were the first-time inclusion of the operating costs of DBLA and the relocation costs associated with the consolidation of the Company's studio, production and sales offices in September 1999. The 1999 first quarter also included compensation expense of $288,205 for the non-cash values ascribed to option grants to employees and consultants under the Black-Scholes option-pricing model recommended by the FASB in its SFAS 123.

     The net loss for 1999 was $1,372,376, or $0.31 per share of common stock. The weighted average number of shares used in computing net loss per share was 4,367,836 for 1999 as compared to 4,024,482 for 1998. The increase of 343,354 was principally a result of the sale of common stock in July 1999.

Liquidity and Capital Resources

     From inception through June 30, 1999 the Company funded its operations primarily through the sale of common stock and, to a lesser extent, by issuing notes and other borrowings. The Company also issued stock and options in exchange for services during that period. As a result of the proceeds from the unit offering on July 23, 1999, all liabilities for borrowed money as of June 30, 1999 were paid off and the Company's working capital deficit was eliminated. As of September 30, 1999 the Company had cash and cash equivalents of approximately $8,963,000 and working capital of approximately $8,983,000.

     The Company's liquidity and capital needs relate primarily to working capital and other general corporate requirements. Since inception, the Company has not received any significant cash flow from operations or investing activities. Based on current plans, the Company believes the proceeds from the unit offering in July will provide sufficient capital resources to fund operations for at least the next two years. Expectations about long-term liquidity may prove inaccurate if plans change. As the Company increases sales, the Company expects cash flow from operations to increase.


Year 2000 Compliance

     The Plan. The Company's Year 2000 Compliance Plan relies on third-party vendor representations as to their products' Year 2000 compliance. The manufacturers of the principal software and hardware products on which the 3Dshopping System is based have provided the Company with statements of Year 2000 Compliance. The Company has not modified any of the source code for these products.

     The Company has assumed that basic utilities such as electric and telephone service will continue to be available for the Company's operations on and after January 1, 2000. If this assumption proves incorrect, the Company's operations would be materially adversely affected for the duration of the utility interruption. Based on communications to date, the Company does not believe material Year 2000 deficiencies by any of the Company's suppliers exist.

     Costs. The Company believes that costs incurred in responding to other parties' Year 2000 computer system deficiencies, together with the cost of any required system modifications, will not have a material impact on results of operations or financial condition. The Company has improved its Year 2000 readiness in the ordinary course of business and as part of ongoing improvement efforts. The Company has also devoted management and technical resources to address year 2000 matters and expects to continue to do so. To date, however, no specific material expenditures have been made solely as a result of the Year 2000 issue and the Company does not expect any specific material future costs associated with Year 2000 readiness.

     The Company's Most Reasonably Likely Worst Case Scenarios. Although the Company will continue to devote resources if and as required to address Year 2000 issues, these efforts may not be effective in eliminating risks associated with Year 2000 deficiencies. Moreover, the Web-based display system could contain undetected Year 2000 problems or third-party products could contain such problems. In addition, management's assessment of third-party suppliers and vendors might not be accurate, including whether all inquiries were made to the appropriate vendors. Year 2000 problems could result in system failures, data corruption, the generation of erroneous information and other significant disruptions of business activities. Beyond risks related to product and vendor non-compliance, it is possible that disruptions to the Internet itself will occur due to the widespread failure of the Internet's hardware and software infrastructure. Changes in buying and shopping patterns caused by other parties' efforts to address Year 2000 problems could also disrupt the Company's business. Furthermore, it has been widely reported that a significant amount of litigation surrounding business interruptions may arise out of Year 2000 issues.

     The Contingency Plan. The Company's contingency plan is currently under development for its own systems. It does not have a plan to address a complete and sustained failure of the Internet since the likelihood of such a failure is deemed remote.

Forward-Looking Statements

     Information in "Management's Discussion and Analysis" and elsewhere in this Form 10-Q about the Company's goals, plans and expectations regarding Year 2000 compliance and future business operations constitutes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Factors that could adversely affect these forward-looking statements include, customer demand for services and the Company's ability to execute its plans successfully, unidentified Year 2000 issues in existing programs or underestimating the resources necessary to make any required modifications or conversions, its ability to modify and/or convert the necessary systems and applications timely, the effect of the Year 2000 readiness of suppliers the Company relies upon, and the continued availability of resources internally and externally to implement the Year 2000 modifications. Any forward-looking statements should be considered in light of these factors.

Item 3.  Quantitative and Qualitative Disclosures About Market Risks

     We do not have any financial instruments that are subject to market risk.

Part II - Other Information


Item 2. Changes in Securities and Use of Proceeds

     On July 20, 1999, the Company's Registration Statement on Form S-1 (File No. 333-74795) registering the offer and sale of 1,000,000 units, each consisting of one share of common stock and one warrant to purchase one share of common stock, and the underlying common stock and warrants was declared effective by the Securities and Exchange Commission. The Company commenced the offering of units under that Registration Statement, and under an additional Registration Statement on Form S-1 (File No. 333-83295) filed under Rule 462(b) to register an additional 100,000 units and underlying securities, on July 21, 1999. The managing underwriter for the offering was Paulson Investment Company, Inc. All 1,100,000 units offered were sold in the offering for an aggregate price of $13,200,000. Total expenditures from the date the offer commenced to September 30, 1999 are $1,356,442. No payments were made to directors, officers or owners of 10% or more of 3Dshopping.com's outstanding common stock except for an advance by a shareholder who was repaid on July 26, 1999 in the amount of $20,622. Payments to underwriters, printers, accountants and legal counsel were made directly to those parties. After deducting these expenses, and the write-off of prepaid offering costs, the net offering proceeds were $11,145,468. As of September 30, 1999, the Company had used $2,182,716 of the net proceeds for repayment of notes and loans of $849,723, repurchase of warrants of $400,000, acquisition of property and equipment of $86,186 and working capital of $846,807. The remainder of the net proceeds has been invested in short-term, investment grade, interest-bearing securities. Except as described above, none of these payments were made to directors, officers or owners of 10% or more of 3Dshopping.com's outstanding common stock.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          27    Financial Data Schedule

     (b)  Reports on Form 8-K

          3Dshopping.com did not file any reports on Form 8-K during the period covered by this report.

                                    Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       3DSHOPPING.COM


Dated: November 15, 1999               By ROBERT J. VITAMANTE
                                          --------------------------------------
                                          Robert J. Vitamante
                                          President, Chief Operating Officer and
                                          Acting Chief Financial Officer
                                          (Principal financial officer)

                                 EXHIBIT INDEX
                                 -------------

   Exhibit
     No.       Description
   -------     -----------

      27       Financial Data Schedule