Form 10-Q
period 1999-12-31
3DSHOPPING COM
filed 2000-02-14
CIK 1081920

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 1999

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

         CLASS                              OUTSTANDING AT FEBRUARY 7, 2000
Common Stock, no par value                         4,967,309 Shares

Part I - Financial Information

Item 1.  Financial Statements

                                           3Dshopping.com

                                      STATEMENTS OF OPERATIONS

                                            (UNAUDITED)

                                             Three Months Ended              Six Months Ended
                                                December 31,                   December 31,
                                        --------------------------     ---------------------------
                                                1999           1998            1999           1998
                                        ------------   ------------    ------------   ------------
Revenues, net                           $    216,924   $     11,948    $    252,590   $     27,539
                                        ------------   ------------    ------------   ------------

Costs and expenses:
     Sales and marketing                     383,627        764,499         729,566        822,338
     Production and development              426,156        246,580         508,781        281,675
     General and administrative            1,215,720      1,530,359       2,161,892      1,650,310
                                        ------------   ------------    ------------   ------------
Total costs and expenses                   2,025,503      2,541,438       3,400,239      2,754,323
                                        ------------   ------------    ------------   ------------

Loss from operations                      (1,808,579)    (2,529,490)     (3,147,649)    (2,726,784)

Interest expense                                (141)       (12,705)       (109,140)       (17,163)
Rental income                                 25,400              -          25,400              -
Interest income                              104,648              -         180,341              -
                                        ------------   ------------    ------------   ------------

     Net loss                            ($1,678,672)   ($2,542,195)    ($3,051,048)   ($2,743,947)
                                        ============   ============    ============   ============

Net loss per share                            ($0.35)        ($0.63)         ($0.67)        ($0.68)
                                        ============   ============    ============   ============

Weighted average number of
     shares used in computing
     net loss per share                    4,794,746      4,024,512       4,581,291      4,024,512
                                        ============   ============    ============   ============


See notes to financial statements.

                                          3Dshopping.com

                                          BALANCE SHEETS

                                            (UNAUDITED)
                                                                      December 31,       June 30,
                                                                              1999           1999
                                                                     -------------   ------------
                                              ASSETS

Current assets:
   Cash and cash equivalents                                         $   7,462,860   $    116,918
   Accounts receivable, net of allowances                                   47,036        113,669
   Related party receivable                                                289,244         25,000
   Other receivables                                                           800         12,323
   Prepaid expenses                                                        190,764         16,143
                                                                     -------------   ------------
     Total current assets                                                7,990,704        284,053

Property and equipment, net of accumulated
     depreciation of $156,500 and $124,687                                 320,851        144,004
Goodwill, net                                                              149,835        183,131
Deposits                                                                     2,875              -
Prepaid offering costs                                                           -        702,998
                                                                     -------------   ------------

     Total assets                                                    $   8,464,265   $  1,314,186
                                                                     =============   ============

                               LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses                             $     216,943   $    840,658
   Notes payable                                                                 -        625,000
   Note payable - related parties                                                -         70,723
   Obligation under line of credit                                               -         54,000
   Customer deposits                                                        24,825         53,846
   Current maturities of capitalized lease obligations                      12,502         13,079
                                                                     -------------   ------------
     Total current liabilities                                             254,270      1,657,306

Noncurrent portion of capital lease obligations                              6,572         12,318

Commitments and contingencies (See Note 5)                                       -              -

Shareholders' equity (deficit):
   Preferred stock, no par value: 5,000,000 shares
       authorized: no shares issued and outstanding.
   Common stock, no par value: 10,000,000 shares
       authorized; issued and outstanding: 4,803,746 and
       3,685,746, respectively                                          18,671,324      7,063,915
   Stock subscription receivable                                                 0         (2,500)
   Accumulated deficit                                                 (10,467,901)    (7,416,853)
                                                                     -------------   ------------
      Total shareholders' equity (deficit)                               8,203,423       (355,438)
                                                                     -------------   ------------

Total liabilities and shareholders' equity                           $   8,464,265   $  1,314,186
                                                                     =============   ============


See notes to financial statements.

                                              3Dshopping.com

                                STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

                                                (UNAUDITED)


                                              Common Stock            Stock
                                        -----------------------    Subscription  Accumulated
                                          Shares       Amount       Receivable     Deficit         Total
                                        -----------------------------------------------------------------
Quarter Ended
September 30, 1999


Balance, beginning of period            3,685,746  $  7,063,915      ($2,500)    ($7,416,853)   ($355,438)

Sales of common Stock                   1,100,000    13,200,000                                13,200,000

Underwiting costs                                    (1,266,352)                               (1,266,352)

Write-off of prepaid
offering Costs                                         (788,180)                                 (788,180)

Repurchase of warrants                                 (400,000)                                 (400,000)

Amortization of warrants
   as interest on debt                                  100,774                                   100,774

Stock options
    granted (Note 3)                                    288,205                                   288,205

Net loss for quarter                                                              (1,372,376)  (1,372,376)
                                        -----------------------------------------------------------------

Balance at September 30, 1999           4,785,746  $ 18,198,362      ($2,500)    ($8,789,229) $ 9,406,633

Stock option exercised                      2,000         2,500                                     2,500

Exercise of cashless options               16,000

Receipt of subscription receivable                                     2,500                        2,500

Stock options granted
(Note 3)                                                470,462                                   470,462

Net loss for quarter                                                              (1,678,672)  (1,678,672)
                                        -----------------------------------------------------------------

Balance at December 31, 1999            4,803,746  $ 18,671,324            0    ($10,467,901) $ 8,203,423
                                        =================================================================
See notes to financial statements.

                                        3Dshopping.com
                                    STATEMENTS OF CASH FLOW
                                          (UNAUDITED)


                                                                        Six Months Ended
                                                                          December 31,
                                                                 ----------------------------
                                                                        1999             1998
                                                                 ----------------------------
Cash flows from operating activities:
Net loss                                                         ($3,051,048)     ($2,743,947)

Adjustments to reconcile net loss to net cash used
   in operating activities:
   Depreciation and amortization                                      90,110           23,207
   Amortization of value of warrants issued for financing            100,774                -
   Options issued for services and compensation                      758,667        2,290,646

Changes in assets and liabilities:
   Accounts receivable, net of allowance                              66,413          (10,265)
   Related party receivable                                         (264,244)               -
   Other receivables                                                  57,263                -
   Prepaid expenses                                                 (149,223)           5,224
   Contracts in progress                                             (14,149)         (10,797)
   Prepaid offering costs                                            (85,182)               -
   Accounts payable and other liabilities                           (665,076)          15,261
   Customer deposits                                                 (40,496)               -
                                                                 ----------------------------
        Net cash used in operating activities                     (3,196,191)        (430,671)
                                                                 ----------------------------

Cash flows from investing activities:
   Acquisition of property and equipment                            (234,786)         (62,327)
                                                                 ----------------------------
Cash flows from financing activities:
   Proceeds from issuance of common stock                         13,200,000          408,675
   Underwriting costs                                             (1,266,352)               -
   Proceeds from issuance of debt                                    100,000           34,476
   Payment of loans from stock offering                             (849,723)               -
   Repurchase of warrants                                           (400,000)               -
   Payment of capitalized lease obligations                           (7,006)          17,345
                                                                 ----------------------------

  Net cash provided by financing activities                       10,776,919          460,496
                                                                 ----------------------------

Net increase (decrease) in cash and cash equivalents               7,345,942          (32,502)
Cash and cash equivalents at beginning of fiscal year                116,918          144,564
                                                                 ----------------------------
Cash and cash equivalents at end of period                       $ 7,462,860      $   112,062
                                                                 ============================

Cash paid during period for:
   Interest                                                            8,365            2,674
   Income taxes                                                          800              800

See notes to financial statements.

                                 3Dshopping.com
           NOTES TO FINANCIAL STATEMENTS - DECEMBER 31, 1999 AND 1998
           ----------------------------------------------------------


Note 1 UNAUDITED INTERIM FINANCIAL STATEMENTS

The unaudited interim financial statements were prepared on the same basis as the audited financial statements and reflect all adjustments (consisting solely of normal recurring items) which are, in the opinion of management, necessary to present a fair statement of results of operations of the Company for the quarter and six month periods ended December 31, 1999 and 1998 and the financial position as of December 31, 1999.

References to "Company" are to 3Dshopping.com, formerly Pi Graphix, Inc. These statements should be read in conjunction with the financial statements and the related footnotes to these statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999.

Note 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

The Company commenced operations effective August 1, 1996. The Company was formed to design and develop innovative marketing and display applications for the Internet using 3D modeling software and interactive databases. The Company has developed and is beginning to implement and market to retailers and manufacturers a Web-based marketing, merchandising and e-commerce system that incorporates proprietary display graphics and techniques, and other audio-visual features.

Commencing with the acquisition of Design Bas, Incorporated ("DBLA") on April 1, 1999, the Company also designs and produces mail order catalogs, brochures and similar printed media for department stores and apparel retailers. DBLA also fulfills the digital photographic production requirements of Web site development.

LOSS PER SHARE OF COMMON STOCK

The loss per share of common stock is based on the weighted average numbers of shares of common stock outstanding during each period, in conformity with Statement of Financial Accounting Standards ("SFAS") No. 128 issued by the Financial Accounting Standards Board. In addition, for the fiscal 1999 periods it included nominal issuances of potential common shares (those issued within one year of an IPO) as required by the Securities and Exchange Commission. Loss per common share assuming full dilution has not been presented as the effect would be anti-dilutive.

Note 3 STOCK-BASED COMPENSATION

The Company has adopted SFAS 123 for stock-based compensation plans. This statement encourages companies to adopt a fair value approach to valuing stock options that would require compensation cost to be recognized based on the fair value of stock options granted. This statement also establishes fair value as the measurement basis for transactions in which an entity acquires goods or services from non-employees in exchange for equity instruments. The fair values of option grants were estimated on the dates of grant using the Black-Scholes option-pricing model.


The Company uses stock options as one form of compensation to employees and outside consultants for services. Compensation expense arising from options granted to employees and outside consultants has been computed under the Black-Scholes option-pricing model and amounted to $470,000 and $759,000, respectively, for the quarter and six months ended December 31, 1999. In the quarter ended December 31, 1998 the Company granted options to employees and consultants at prices below estimated fair market value in recognition of services to the Company. The compensation expense related to such option grants in the quarter ended December 31, 1998 amounted to $2,290,000.

Note 4 RELATED PARTY TRANSACTIONS

In August, 1999, the Company loaned $225,000 to an executive officer under a secured promissory note. The promissory note, bears interest at 10% per annum, is secured by a deed of trust on a residential property, and is repayable upon the earlier of the sale of a principal residence or six months.

Note 5 COMMITMENTS AND CONTINGENT LIABILITIES

LEASES

On July 22, 1999 the Company executed a five-year lease agreement for property located in Marina del Rey, California in order to consolidate its sales, technology and studio production facilities. Occupancy commenced in September 1999. Monthly rent expense is $49,000 to January 2002, $53,000 from February 1, 2002 to July 31, 2004, and $55,000 from August 1, 2004 to August 18, 2005. The
Company has an option to extend the lease for an additional sixty months and has subleased a portion of the facility.

The lease required the Company to secure future lease payments with an irrevocable letter of credit in amounts that decline from approximately $450,000 to $310,000 during the initial lease term. Subject to various terms and conditions the lessor may draw on the letter of credit to satisfy the lease terms in the event the Company defaults on the terms of the lease.

Note 6 COMMON STOCK

On July 23, 1999 the Company completed a public offering on the American Stock Exchange in which the Company sold 1,100,000 units, consisting of one share of common stock and one warrant for the purchase of one share of common stock. The units were immediately replaced by the underlying common stock and warrants, which trade separately on the American Stock Exchange. The warrants are exercisable at a purchase price of $18 per share at any time until they expire on July 20, 2004, and may be called by the Company following any consecutive ten-day period in which the Company's common stock trades over $24 per share. The following is a summary of those proceeds:


         Sales of Units                         $13,200,000
         Underwriting discount                     (990,000)
         Underwriting expenses                     (264,000)
         Underwriters' due diligence                (12,352)
                                                -----------

                           Net Proceeds         $11,933,648
                                                -----------

Note 7 LOSS PER SHARE

The loss per common share is determined by dividing the net loss for each period by the weighted average number of common shares outstanding during each period.

                            Three Months ended December 31,             Six Months ended December 31,
                            -------------------------------             -----------------------------
                                   1999             1998                     1999                1998
                              ---------        ---------                ---------           ---------
Common stock outstanding
Beginning of
period (a)                    4,785,746        3,191,400                3,685,746           3,191,400

Issued during
period (a)                       18,000                -                1,118,000                   -
                              ---------        ---------                ---------           ---------

End of period (a)             4,803,746        3,191,400                4,803,746           3,191,400
                              =========        =========                =========           =========


Weighted average
number of shares              4,794,746        4,024,512                4,581,291           4,024,512

Diluted average
number of shares              5,188,060        4,057,091                4,972,162           4,057,091


(a) The Securities and Exchange Commission requires nominal issuances of potential common shares issued within one year prior to a public offering filing to be included in earnings per share calculations as if outstanding for all periods presented. These calculations include all such shares. Loss per common share assuming dilution has not been presented as the result would have been anti-dilutive.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition for the quarters and six months ended December 31, 1999 and 1998. The following discussion should be read in conjunction with the financial statements and related notes appearing elsewhere in this report.

Overview

         From its founding in August, 1996 through the fiscal year ended June 30, 1999, the Company devoted substantially all its resources to designing, implementing and introducing its proprietary technology and process (the "3Dshopping System") for the marketing and display of products on the Internet.

         While still developing its technology, the Company received incidental revenues from programming services and test projects beginning in April 1998. Notwithstanding these revenues, the Company operated at a loss from inception to date, and continues to operate at a loss as expenditures for marketing, sales, product development and general and administrative costs exceed revenues. The Company presently expects operating losses to continue, and possibly to increase, over at least the next twelve months as a result of planned expenditures for marketing, development and production, which may exceed revenues derived from services provided. Increases in expenses will include non-cash compensation expense ascribed to stock options granted to employees and independent contractors in exchange for services.

         The Company believes its past operating results are not indicative of future performance for the following reasons, among others:

o On July 23, 1999, the Company completed a public offering of 1,100,000 units, each consisting of one share of common stock and one warrant to purchase one share of common stock at a purchase price of $18.00 per share. As a result of the offering, the Company received net proceeds, after deducting underwriting discounts and offering expenses, of $11,933,648. The net proceeds and their use to fund anticipated growth will materially change expense levels in all major categories as a result of intentional changes and increases in marketing activities, production and operating infrastructure;

o The Company only recently emerged from the development stage. As a result of increased marketing and development expenditures, the Company anticipates substantial increases in the number and size of customer orders and revenues from operations in the future;

o The Company completed its acquisition of DBLA as of April 1, 1999, which has enhanced and diversified the scope of services to include catalog production.


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

         The catalog business that the Company obtained through its acquisition of DBLA is more traditional than the core Internet business. It had been fully operational for several years before the Company acquired it on April 1, 1999 and it recorded substantially larger annual revenues than the Company's current Web services business. If the Company's business development plans are successful, it is expected that revenues from Web site services will increase more rapidly than catalog sales in the future. In addition, while continuing to provide catalog services, the catalog organization has been largely redirected to serve the growing needs of Web site development. However, since catalog clients are good prospects for Web site services, the Company will seek to provide both services to a single client.

Results of Operations

Second quarter ended December 31, 1999 as compared to second quarter ended December 31, 1998

         Revenues for the second quarter 1999 were $216,924 as compared to $11,948 for 1998. The increase of $204,976 resulted principally from the inclusion of the catalog revenues of approximately $165,000 in 1999.

         Costs and expenses for the second quarter 1999 were $2,025,503 as compared to $2,541,438 for the second quarter 1998, a decrease of $515,935. Included in costs were non-cash charges computed under the Black-Scholes option-pricing model for stock options granted to employees and consultants. Such charges amounted to $470,000 for the second quarter 1999 and $2,290,000 for the second quarter 1998. The second quarter 1998 compensation expense was substantially higher since it reflected grants of options to employees and consultants at prices below estimated fair market value in recognition of services provided.

         Substantially offsetting the decrease in stock option-related costs was a $1.3 million increase in costs (principally cash-based) for the period, primarily reflecting additional staff for sales, production and administration, marketing program costs for newly developed sales programs and participation in trade shows, improvements in Internet service systems and capabilities, and greater facility costs. Also increasing costs for the current quarter were the operating costs of DBLA.

         The net loss was $1,678,672, or $0.35 per share, for the second quarter 1999 as compared to $2,542,195, or $0.63 per share, for the second quarter 1998. The weighted average numbers of shares used in computing net loss per share was 4,794,746 for 1999 as compared to 4,024,512 for 1998. The increase of 770,234 shares was principally a result of the sale of common stock in July 1999.


Six months ended December 31, 1999 as compared to the six months ended December 31, 1998

         Revenues for the six months ended December 31, 1999 were $252,590 as compared to $27,539 for 1998. The increase of $225,051 resulted largely from the inclusion of catalog revenues of approximately $180,000 in 1999.

         Costs and expenses for the six months ended December 31, 1999 were $3,400,239 as compared to $2,754,323 for 1998, an increase of $645,916. The increase relates to substantially greater cash costs associated with additional staff for sales, production and administration, marketing program costs for newly developed sales programs and participation in trade shows, and improvements in Internet service systems and capabilities, and additional facility costs due to the consolidation of operations. Partially offsetting the increase in cash costs was a lower charge computed under the Black-Scholes option-pricing method for the issuance of stock options to employees and consultants ($758,667 for the period ended December 31, 1999 as compared to $2,290,000 for the period ended December 31, 1998). Also, increasing costs for the current six-month period were the inclusion of the operating costs of DBLA.

         The net loss was $3,051,048, or $0.67 per share, for the six months ended December 31, 1999, as compared to $2,743,947, or $0.68 per share, for the six months ended December 31, 1998. The weighted average numbers of shares used in computing net loss per share were 4,581,291 for 1999 as compared to 4,024,512 for 1998. The increase of 556,779 shares was principally a result of the sale of common stock in July 1999.

Liquidity and Capital Resources

         From inception through June 30, 1999 the Company funded its operations primarily through the sale of common stock and, to a lesser extent, by issuing notes and other borrowings. The Company also issued stock and options in exchange for services during that period. As a result of the proceeds from the unit offering on July 23, 1999, all liabilities for borrowed money as of June 30, 1999 were paid off and the Company's working capital deficit was eliminated. As of December 31, 1999 the Company had cash and cash equivalents of approximately $7,462,800 and working capital of approximately $7,706,600.

         The Company's liquidity and capital needs relate primarily to working capital and other general corporate requirements. Since inception, the Company has not received any significant cash flow from operations. Based on current plans and expectations, the Company believes the proceeds from the unit offering and operations will provide sufficient capital resources to fund operations for at least the next two years. Expectations about long-term liquidity may prove inaccurate if plans change. As the Company increases sales, the Company expects cash flow from operations to increase.

Year 2000 Compliance

         Subject to continued monitoring of third party suppliers, 3Dshopping.com's Year 2000 Program is complete, and no material problems have arisen since the end of calendar year 1999. The Plan addressed the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and the year 2000. All of the Company's business computer systems are year 2000 ready. Other information technology projects have not been delayed due to the implementation of the Year 2000 Program.

         The Plan. The Company's Year 2000 Compliance Plan relied on third-party vendor representations as to their products' Year 2000 compliance. The manufacturers of the principal software and hardware products on which the 3Dshopping System is based have provided the Company with statements of Year 2000 Compliance. The Company has not modified any of the source code for these products.

         The Company had assumed that basic utilities such as electric and telephone service would continue to be available for the Company's operations on and after January 1, 2000. If this assumption had been incorrect, the Company's operations would have been materially adversely affected for the duration of the utility interruption. Based on communications to date, the Company does not believe material Year 2000 deficiencies by any of the Company's suppliers exist.

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

         The Company's Most Reasonably Likely Worst Case Scenarios. Although the Company will continue to devote resources if and as required to address Year 2000 issues, these efforts may not be effective in eliminating risks associated with Year 2000 deficiencies. Moreover, the Web-based display system could contain undetected Year 2000 problems or third-party products could contain such problems. In addition, management's assessment of third-party suppliers and vendors might not be accurate, including whether all inquiries were made to the appropriate vendors. Year 2000 problems could result in system failures, data corruption, the generation of erroneous information and other significant disruptions of business activities. Beyond risks related to product and vendor non-compliance, it is possible that disruptions to the Internet itself will occur due to the widespread failure of the Internet's hardware and software infrastructure. Changes in buying and shopping patterns caused by other parties' efforts to address Year 2000 problems could also disrupt the Company's business. Furthermore, it has been widely reported that a significant amount of litigation surrounding business interruptions may arise from Year 2000 issues.

         The Contingency Plan. The Company does not have a plan to address a complete and sustained failure of the Internet since the likelihood of such a failure is deemed remote.

Forward-Looking Statements

         Information in "Management's Discussion and Analysis" and elsewhere in this Form 10-Q about the Company's goals, plans and expectations regarding future business operations and Year 2000 compliance constitutes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Factors that could adversely affect these forward-looking statements include, customer demand for services, competitive factors, technological developments, the Company's ability to deliver its services, the Company's ability to execute its plans successfully and unidentified Year 2000 issues. Any forward-looking statements should be considered in light of these factors.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

         The Company does not have any financial instruments that are subject to market risk.

Part II - Other Information


Item 2. Changes in Securities and Use of Proceeds

         On July 20, 1999, the Company's Registration Statement on Form S-1 (File No. 333-74795) registering the offer and sale of 1,000,000 units, each consisting of one share of common stock and one warrant to purchase one share of common stock, and the underlying common stock and warrants was declared effective by the Securities and Exchange Commission. The Company commenced the offering of units under that Registration Statement, and under an additional Registration Statement on Form S-1 (File No. 333-83295) filed under Rule 462(b) to register an additional 100,000 units and underlying securities, on July 21, 1999. The managing underwriter for the offering was Paulson Investment Company, Inc. All 1,100,000 units offered were sold in the offering for an aggregate price of $13,200,000. Total expenditures from the date the offer commenced to December 31, 1999 are $4,858,843. As of December 31, 1999, the Company had used $1,340,218 for working capital. The remainder of the net proceeds, $7,074,805 has been invested in short-term, investment grade, interest-bearing securities. Except as described above, none of these payments were made to directors, officers or owners of 10% or more of 3Dshopping.com's outstanding common stock.


Item 4. Submission of Matters to a Vote of Security Holders

         The Company held its Annual Meeting of Shareholders on November 18,
1999.

         A vote was held on a proposal to amend the Company's 1999 Stock Option Plan to increase the number of shares reserved for issuance under the plan by 1,000,000. The proposal was approved by the following vote: For 906,223;
Against: 47,775; Abstain: 18,000; Broker nonvotes: 2,138,365. .

         A vote was held on a proposal to adopt of the Company's Employee Stock Purchase Plan. The proposal was approved by the following vote: For: 923,253;
Against: 29,225; Abstain: 18,000; Broker nonvotes: 2,138,365.

         The nominees for directors were elected by the following votes:

         Mr. Weisdorn:              For: 3,076,413; Withheld: 33,950
         Mr. Grant:                 For: 3,076,113; Withheld: 34,250
         Mr. Hejmanowski            For: 3,064,313: Withheld: 46,050
         Mr. McIntyre               For: 3,077,613: Withheld: 32,750

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits

3.1 Amended and Restated Articles of Incorporation of the Registrant. Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File No. 333-74795).

3.2 Amended and Restated Bylaws of the Registrant. Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File No. 333-74795).

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

                                       3DSHOPPING.COM


Dated: February 14, 2000           By  ROBERT J. VITAMANTE
                                       -----------------------------------------
                                       Robert J. Vitamante
                                       President, Chief Operating
                                       Officer
                                       and Acting Chief Financial Officer
                                       (Principal Financial Officer)



                                   By  HOWARD COHN
                                       -----------------------------------------
                                       Howard Cohn
                                       Controller and Principal
                                       Accounting
                                       Officer

                                 EXHIBIT INDEX
                                 -------------

Exhibit
Number      Description
-------     -----------

3.1         Amended and Restated Articles of Incorporation of the Registrant.
            Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File No. 333-74795).

3.2 Amended and Restated Bylaws of the Registrant. Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File No. 333-74795).

27          Financial Data Schedule