Form 10-Q
period 2000-03-31
3DSHOPPING COM
filed 2000-05-12
CIK 1081920

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                   EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
                              ENDED MARCH 31, 2000

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         CLASS                                   OUTSTANDING AT April 30, 2000
Common Stock, no par value                           5,064,987 Shares

Part I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                                                              3Dshopping.com

                                                        STATEMENTS OF OPERATIONS

                                                               (UNAUDITED)


                                       Three Months Ended                        Nine Months Ended
                                            March 31,                                March 31,
                                  ----------------------------             ---------------------------
                                      2000             1999                    2000             1999
                                  ------------  --------------             ------------  --------------
Revenues, net                     $   174,940    $    22,772               $   427,530    $    50,311
                                  ------------  --------------             ------------  --------------

Costs and expenses:
     Sales and marketing              573,442        176,327                 1,303,008        652,049
     Production and development       595,296         53,102                 1,104,077        346,131
     General and administrative       982,810         87,919                 3,144,702      2,073,491
                                  ------------  --------------             ------------  --------------
Total costs and expenses            2,151,548        317,348                 5,551,787      3,071,671
                                  ------------  --------------             ------------  --------------

Loss from operations               (1,976,608)      (294,576)               (5,124,257)    (3,021,360)

Interest expense                         (629)       (44,106)                 (109,768)       (61,269)
Other income                              479          3,250                       479          3,250
Rental income                          30,600             --                    56,000             --
Interest income                        93,923             --                   274,265             --
                                  ------------  --------------             ------------  --------------

     Net loss                     $(1,852,235)   $  (335,432)              $(4,903,281)   $(3,079,379)
                                  ============  ==============             ============  ==============
Net loss per share                $     (0.38)   $     (0.08)              $     (1.04)   $     (0.77)
                                  ============  ==============             ============  ==============

Weighted average number of
     shares used in computing
     net loss per share             4,933,441      4,024,482                 4,698,674      4,024,482
                                  ------------  --------------             ------------  --------------


See notes to financial statements.

                                            3Dshopping.com

                                            BALANCE SHEETS


                                                                               March 31,          June 30,
                                                                                2000                1999
                                                                           ---------------- ----------------
                                                                             (Unaudited)
                                            ASSETS
Current assets:
   Cash and cash equivalents                                                 $  6,044,391    $    116,918
   Accounts receivable, net of allowances                                          52,017         113,669
   Related party receivable                                                        58,514          25,000
   Other receivables                                                              313,910          12,323
   Prepaid expenses                                                               166,823          16,143
                                                                           ---------------- ----------------
     Total current assets                                                       6,635,655         284,053
                                                                           ---------------- ----------------

Property and equipment, net of accumulated
     depreciation of $190,665 and $124,687                                        420,406         144,004
Goodwill, net                                                                     133,187         183,131
Deposits                                                                            2,875              --
Prepaid offering costs                                                                 --         702,998
                                                                           ---------------- ----------------
     Total assets                                                            $  7,192,123    $  1,314,186
                                                                           ================ ================

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                                     $    168,559    $    840,658
   Notes payable                                                                       --         625,000
   Note payable - related parties                                                      --          70,723
   Obligation under line of credit                                                     --          54,000
   Customer deposits                                                               46,707          53,846
   Current maturities of capitalized lease obligations                             14,682          13,079
                                                                           ---------------- ----------------
     Total current liabilities                                                    229,948       1,657,306
                                                                           ---------------- ----------------

Noncurrent portion of capital lease obligations                                    23,300          12,318
                                                                           ---------------- ----------------

Commitments and contingencies (See Note 5)

Shareholders' equity (deficit):
   Preferred stock, no par value: 5,000,000 shares
       authorized: no shares issued and outstanding
   Common stock, no par value: 10,000,000 shares
       authorized; issued and outstanding: 4,989,627 and
       3,685,746 respectively                                                  19,259,011       7,063,915
   Stock subscription receivable                                                       --          (2,500)
   Accumulated deficit                                                        (12,320,136)     (7,416,853)
                                                                           ---------------- ----------------
      Total shareholders' equity (deficit)                                      6,938,875        (355,438)
                                                                           ---------------- ----------------

Total liabilities and shareholders' equity                                   $  7,192,123    $  1,314,186
                                                                           ================ ================

See notes to financial statements.

                                 3Dshopping.com

                   STATEMENT OF SHAREHOLDER'S EQUITY (DEFICIT)

                                   (UNAUDITED)



                                             Common Stock                 Stock
                                             ------------              Subscription  Accumulated
                                          Shares       Amount           Receivable     Deficit          Total
                                     -------------------------------------------------------------------------------
Balance
July 1, 1999

Balance, beginning of period            3,685,746    $  7,063,915         $(2,500) $ (7,416,853)    $  (355,438)

Sale of common stock                    1,100,000      13,200,000                                    13,200,000

Underwiting costs                                      (1,266,352)                                   (1,266,352)

Write-off of prepaid
offering costs                                           (788,180)                                     (788,180)

Repurchase of warrants                                   (400,000)                                     (400,000)

Amortization of warrants
   as interest on debt                                    100,774                                       100,774

Stock options
    granted (See Note 3)                                  288,205                                       288,205

Net loss for quarter                                                                 (1,372,376)     (1,372,376)
                                     -------------------------------------------------------------------------------

Balance at September 30, 1999           4,785,746    $ 18,198,362         $(2,500) $ (8,789,229)    $ 9,406,633

Stock options exercised                    18,000           2,500                                         2,500

Receipt of subscription receivable                                          2,500                         2,500

Stock options granted
(See Note 3)                                              470,462                                       470,462

Net loss for quarter                                                                 (1,678,672)     (1,678,672)
                                     -------------------------------------------------------------------------------

Balance at December 31, 1999            4,803,746    $ 18,671,324               0  $(10,467,901)   $  8,203,423

Stock options exercised                   185,881          25,784                                        25,784

Stock options granted
(See Note 3)                                              561,903                                       561,903

Net loss for quarter                                                                 (1,852,235)     (1,852,235)
                                     -------------------------------------------------------------------------------
Balance at March 31, 2000               4,989,627    $ 19,259,011               0  $(12,320,136)   $  6,938,875
                                     ===============================================================================

See notes to financial statements.

                                 3Dshopping.com

                             STATEMENTS OF CASH FLOW

                                   (UNAUDITED)

                                                                                         Nine Months Ended
                                                                                            March 31,
                                                                             ----------------------------------------
                                                                                   2000                  1999
                                                                             ----------------------------------------
Cash flows from operating activities:
Net loss                                                                      $ (4,903,281)           $ (3,079,379)

Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization                                                   140,882                  37,049
   Common stock issued for financing                                                    --                  45,455
   Amortization of value of warrants issued for financing                          100,774                      --
   Options issued for services and compensation                                  1,320,570               2,290,646

Changes in assets and liabilities:
   Accounts receivable, net of allowance                                            61,652                 (16,206)
   Related party receivable                                                        (33,514)                     --
   Other receivables                                                              (313,459)                     --
   Prepaid expenses                                                               (110,444)               (205,005)
   Contracts in progress                                                           (23,975)                (20,263)
   Prepaid offering costs                                                          (85,182)                     --
   Accounts payable and other liabilities                                         (671,416)                 85,114
   Customer deposits                                                                (8,614)                 19,333
                                                                             ----------------------------------------
        Net cash used in operating activities                                   (4,526,007)               (843,256)
                                                                             ----------------------------------------

Cash flows from investing activities:
   Acquisition of property and equipment                                          (368,503)                (82,204)
                                                                             ----------------------------------------
Cash flows from financing activities:
   Proceeds from issuance of common stock                                       13,200,000                 679,175
   Underwriting costs                                                           (1,266,352)                     --
   Proceeds from exercise of options                                                28,283                      --
   Proceeds from issuance of debt                                                  100,000                   5,436
   Proceeds from issuance of debt-bank                                                  --                 550,000
   Payment of loans from stock offering                                           (849,723)                     --
   Repurchase of warrants                                                         (400,000)                     --
   Capital lease                                                                    25,389                  17,758
   Payment of capitalized lease obligations                                        (15,614)                 (1,680)
                                                                             ----------------------------------------

  Net cash provided by financing activities                                   $ 10,821,983            $  1,250,689
                                                                             ----------------------------------------

Net increase (decrease) in cash and cash equivalents                             5,927,473                 325,229
Cash and cash equivalents at beginning of fiscal year                              116,918                 144,564
                                                                             ----------------------------------------
Cash and cash equivalents at end of period                                    $  6,044,391            $    469,793
                                                                             ========================================

Cash paid during period for:
   Interest                                                                        109,768                  15,814
                                                                             ----------------------------------------
   Income taxes                                                                        800                     800
                                                                             ----------------------------------------

See notes to financial statements.

                                 3DSHOPPING.COM

           NOTES TO FINANCIAL STATEMENTS - MARCH 31, 2000 (UNAUDITED)


NOTE 1    UNAUDITED INTERIM FINANCIAL STATEMENTS

The unaudited interim financial statements were prepared on the same basis as the audited financial statements and reflect all adjustments (consisting solely of normal recurring items) which are, in the opinion of management, necessary to present a fair statement of results of operations of the Company for the quarter and nine month periods ended March 31, 2000 and 1999 and the financial position as of March 31, 2000.

References to "Company" are to 3Dshopping.com, formerly Pi Graphix, Inc. These statements should be read in conjunction with the financial statements and the related footnotes to these statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999.


NOTE 2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

The Company commenced operations effective August 1, 1996. The Company was formed to design and develop innovative marketing and display applications for the Internet. It created proprietary 3D modeling software and business processes and an interactive database. The Company initially marketed its technology for use on its e-commerce Web mall and, beginning in the spring of 1999, in enhancing client Web sites. Commencing in fiscal 2000, the Company began providing complete Web site design and installation services in addition to its client site enhancements and Web mall installations. The Company markets its service and technology solutions to retailers, manufacturers, advertisers, Web developers and other Internet related companies.

In January 2000, the Company filed for patent protection of its proprietary technology and business processes, known collectively as the 3Dshopping System-TM-. In April 2000 the U.S. Patent Office accorded the Company's patent application `patent pending' status.

With the acquisition of Design Bas, Incorporated ("DBLA") on April 1, 1999, the Company also began to design and produce mail order catalogs, brochures and similar printed media for department stores and apparel retailers, using many of the same business processes employed in the production of display applications for the Internet.

LOSS PER SHARE OF COMMON STOCK

The loss per share of common stock is based on the weighted average numbers of shares of common stock outstanding during each period, in conformity with Statement of Financial Accounting Standards ("SFAS") No. 128 issued by the Financial Accounting Standards Board. In addition, as required by the Securities and Exchange Commission, the weighted average numbers of shares of common stock outstanding for the fiscal 1999 periods included nominal issuances of potential common shares, i.e., those shares issued within one year prior to an IPO. Loss per common share assuming full dilution has not been presented, as the effect would be anti-dilutive.

NOTE 3    STOCK-BASED COMPENSATION

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

The fair values of option grants were estimated on the dates of grant using the Black-Scholes option-pricing model. Compensation expense arising from options granted to employees and outside consultants amounted to $562,000 and $1,320,000, respectively, for the quarter and nine months ended March 31, 2000, and $0 and $2,290,646, respectively for the quarter and nine months ended March 31, 1999. In the quarter and the nine months ended March 31, 1999, the Company granted options to employees and consultants at prices below estimated fair market value in recognition of services to the Company. The compensation expenses related to such option grants amounted to $0 and $2,290,646, respectively.


NOTE 4    RELATED PARTY TRANSACTIONS

In August 1999, the Company loaned $225,000 to a former executive officer under a secured promissory note. The promissory note bears interest at 10% per annum, is secured by a deed of trust on a residential property, and is repayable upon the earlier of the sale of a principal residence or August 2000.


NOTE 5    COMMITMENTS AND CONTINGENT LIABILITIES

On July 22, 1999, the Company executed a five-year lease agreement for property located in Marina del Rey, California in order to consolidate its sales, technology and studio production facilities. Occupancy commenced in September 1999. Minimum monthly rentals are $49,000 to January 2002, $53,000 from February 1, 2002 to July 31, 2004, and $55,000 from August 1, 2004 to August 18, 2005.
The Company has an option to extend the lease for an additional sixty months and has subleased a portion of the facility.

The lease required the Company to secure future lease payments with an irrevocable letter of credit in amounts that decline from approximately $450,000 to $310,000 during the initial lease term. Subject to various terms and conditions, the lessor may draw on the letter of credit to satisfy the lease terms in the event the Company defaults on the lease.


NOTE 6    COMMON STOCK

On July 23, 1999, the Company completed a public offering in which the Company sold 1,100,000 units, each consisting of one share of common stock and one warrant for the purchase of one share of common stock. The common stock and warrants underlying the units trade separately on the American Stock Exchange. The warrants are exercisable at a purchase price of $18 per share at any time until they expire on July 20, 2004, and may be called by the Company following any consecutive ten-day period in which the Company's common stock trades over $24 per share. The following is a summary of net proceeds of the offering:

         Sales of units                                  $13,200,000
         Underwriting discount                              (990,000)
         Underwriting expenses                              (264,000)
         Underwriters' due diligence                         (12,352)
                                                     -----------------

                           Net proceeds                  $11,933,648
                                                     =================


NOTE 7     LOSS PER SHARE

The loss per common share is determined by dividing the net loss for each period by the weighted average number of common shares outstanding during each period.

                                               Three Months ended March 31,              Nine Months ended March 31,
                                          -----------------------------------        ---------------------------------
                                                 2000               1999                   2000               1999
                                                 ----               ----                   ----               ----
Common stock outstanding

Beginning of period (1)                       4,803,746           3,305,746             3,685,746          3,191,400

Issued during period:
In connection with the public
stock offering                                       --                  --             1,100,000                 --

In connection with
stock option exercises                          185,881             340,000               203,881            454,346
                                              ---------           ---------             ---------          ---------

End of period                                 4,989,627           3,645,746             4,989,627          3,645,746
                                              =========           =========             =========          =========

Weighted average
number of shares                              4,933,441           4,024,482             4,698,674          4,024,482
                                              =========           =========             =========          =========



(1) The Securities and Exchange Commission requires issuances of potential common shares within one year prior to a public offering to be included in earnings per share calculations as if outstanding for all periods presented. These calculations include all such shares. Loss per common share assuming dilution has not been presented as the result would have been anti-dilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          THE FOLLOWING DISCUSSION AND ANALYSIS PROVIDES INFORMATION THAT MANAGEMENT BELIEVES IS RELEVANT TO AN ASSESSMENT AND UNDERSTANDING OF THE COMPANY'S RESULTS OF OPERATIONS AND FINANCIAL CONDITION FOR THE QUARTERS AND NINE MONTHS ENDED MARCH 31, 2000 AND 1999. THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND RELATED NOTES APPEARING ELSEWHERE IN THIS REPORT.

OVERVIEW

          From its founding in August, 1996 through the fiscal year ended
June 30, 1999, the Company devoted substantially all its resources to designing, implementing and introducing its proprietary technology and process (the "3Dshopping System-TM-") for the marketing and display of products on the Internet, particularly through the creation of client Web sites for its e-commerce Web mall.

          While still developing its technology, the Company performed test projects and provided miscellaneous programming services, receiving incidental revenues beginning in April 1998. In fiscal year 1999, the Company also received revenues from creating and installing client Web sites on its Web mall and from enhancing the Web sites of several clients. Notwithstanding these revenues, the Company has operated at a loss from inception to date, and continues to operate at a loss as expenditures for sales and marketing, production and development, and general and administrative costs exceed revenues. The Company presently expects operating losses to continue over at least the next twelve months since planned expenditures for marketing, development, production and administration are expected to exceed revenues derived from services. Increases in expenses will include non-cash compensation expense associated with stock options granted to employees and independent contractors in exchange for services.

          The Company believes its past operating results are not indicative of future performance for the following reasons, among others:

- On July 23, 1999, the Company completed a public offering of 1,100,000 units at $12 per unit, with each unit consisting of one share of common stock and one warrant to purchase one share of common stock at a purchase price of $18.00 per share. As a result of the offering, the Company received net proceeds, after deducting underwriting discounts and offering expenses, of $11,933,648. The net proceeds and their use to fund anticipated growth has materially altered expense levels in all major categories as a result of intentional expenditures for increases in marketing activities, production and operating infrastructure;

- The Company only recently emerged from the development stage and over the last six months has broadened its business model to include full Web site design and installation services. As a result of increased marketing and development expenditures and expected changes in client mix, the Company anticipates substantial increases in the number and size of individual customer orders and revenues from operations in the future; and

- The Company completed its acquisition of DBLA effective as of April 1, 1999, which diversified the scope of services to include catalog production.

          Although the Company expects substantial revenue and expense growth, it also anticipates that expenses will increase faster than revenues. In addition, while committed to a plan of substantial increases in expenses over the short term, the Company cannot guarantee that revenues will increase correspondingly in the future. Like many companies attempting to build an Internet-based business, the Company plans to establish market share by making expenditures for marketing and sales, product development, service fulfillment, research, and the development of infrastructure. Consequently, the Company expects that expenses will continue to exceed estimated revenues for at least the next twelve months and that operating losses will result.

          The catalog business that the Company obtained through its acquisition of DBLA is more traditional than the core Internet business. It had been fully operational for several years before the Company acquired it, recording substantially larger annual revenues than the Company's current Web services business. If the Company's business development plans are successful, it is expected that revenues from Internet services will increase more rapidly than catalog sales in the future. However, since catalog clients are good prospects for Web site services, the Company will seek to provide both services to a single client.

RESULTS OF OPERATIONS

THIRD QUARTER ENDED MARCH 31, 2000 ("CURRENT QUARTER") AS COMPARED TO THIRD QUARTER ENDED MARCH 31, 1999

          Revenues for the current quarter were $174,940 as compared to $22,772 for the 1999 period, an increase of $152,168. The improvement resulted principally from the inclusion of catalog revenues of approximately $98,000 in the current quarter and an increase in Web site design service revenues of approximately $64,000.

          Costs and expenses for the current quarter 2000 were $2,151,548 as compared to $317,348 for the 1999 period, an increase of $1,834,200. Current quarter expenses were substantially higher due to the addition of sales, marketing, creative, production and administrative personnel to provide value-added services and to handle the increasing volume of activity, including proposals and demonstration projects. The increase in costs also was attributable to costs associated with newly developed sales programs and participation in trade shows, and improvements in Internet service systems and capabilities. In addition, included in costs and expenses were non-cash charges computed under the Black-Scholes option-pricing model for stock options granted to employees and consultants amounting to $560,000 for the current quarter as compared to $0 for the third quarter of fiscal 1999. Also increasing costs for the current quarter were the operating costs of DBLA.

          Net loss for the current quarter was $1,852,235, or $0.38 per share, as compared to $335,432, or $0.08 per share, for the third quarter of fiscal 1999. The weighted average number of shares used in computing net loss per share was 4,933,441 for 2000 as compared to 4,024,482 for 1999. The increase of 908,959 shares was principally a result of the sale of common stock in July 1999.


NINE MONTHS ENDED MARCH 31, 2000 AS COMPARED TO THE NINE MONTHS ENDED MARCH 31, 1999

          Revenues for the nine months ended March 31, 2000 were $427,530 as compared to $50,311 for the nine months ended March 31 1999, an increase of $377,219 which is primarily attributable to the first-time inclusion of catalog revenues of $278,942, and increases in Web mall installations and client site enhancements totaling $98,277 in 2000.

          Costs and expenses for the nine months ended March 31, 2000 were $5,551,787 as compared to $3,071,671 for the nine months ended March 31, 1999, an increase of $2,480,116. The increase relates to substantially greater costs associated with additional staff for sales, production and administration, newly developed sales programs, participation in trade shows, and improvements in Internet service systems and capabilities, and additional facility costs due to the consolidation of our operations with DBLA. The increase in costs for the current nine-month period is also attributable to the inclusion of the operating costs of DBLA.

          Partially offsetting the increase in costs was a lower charge computed under the Black-Scholes option-pricing method for the issuance of stock options to employees and consultants $(1,320,570 for the period ended March 31, 2000 as compared to $2,290,646 for the period ended March 31, 1999.)

          The net loss for the nine months ended March 31, 2000 was $4,903,281, or $1.04 per share, as compared to $3,079,379, or $0.77 per share, for the nine months ended March 31, 1999. The weighted average number of shares used in computing net loss per share was 4,698,674 for 2000 as compared to 4,024,482 for 1999. The increase of 674,192 shares was principally a result of the sale of common stock in July 1999.


LIQUIDITY AND CAPITAL RESOURCES

          From inception through June 30, 1999, the Company funded its operations primarily through the sale of common stock and, to a lesser extent, by issuing notes and other borrowings. The Company also issued stock and options in exchange for services during that period. As a result of the proceeds from the unit offering on July 23, 1999, all liabilities for borrowed money as of June 30, 1999 were paid and the Company's working capital deficit was eliminated. As of March 31, 2000, the Company had cash and cash equivalents of approximately $6,044,000 and working capital of approximately $6,250,000.

          The Company's liquidity and capital needs relate primarily to working capital and other general corporate requirements. Since inception, the Company has not received any significant cash flow from operations. Based on current plans and expectations, the Company believes the proceeds from the unit offering will provide sufficient capital resources to fund operations for at least the next twelve months. Expectations about long-term liquidity may prove inaccurate if plans change. As the Company increases sales, the Company expects cash flow from operations to increase.

          During the quarter ended March 31, 2000, the Company signed Web design and enhancement and catalog service agreements with clients under which the Company is entitled to receive up to $350,000 in return for providing its services. This revenue will be recognized as services under the contracts are completed. Costs incurred in connection with the projects through quarter end (approximately $45,000) have been deferred and are included in prepaid expenses.


FORWARD-LOOKING STATEMENTS

          Information in "Management's Discussion and Analysis" and elsewhere in this Form 10-Q about the Company's goals, plans and expectations regarding future business operations constitutes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Factors that could adversely affect these forward-looking statements include, customer demand for services, competitive factors, technological developments, and the

Company's ability to deliver its services and the Company's ability to execute its plans successfully. Any forward-looking statements should be considered in light of these factors.


PART II - OTHER INFORMATION


ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

          On July 20, 1999, the Company's Registration Statement on Form S-1 (File No. 333-74795) registering the offer and sale of 1,000,000 units, each consisting of one share of common stock and one warrant to purchase one share of common stock, and the underlying common stock and warrants, was declared effective by the Securities and Exchange Commission. The Company commenced the offering of units under that Registration Statement, and under an additional Registration Statement on Form S-1 (File No. 333-83295) filed under Rule 462(b) to register an additional 100,000 units and underlying securities, on July 21, 1999. The managing underwriter for the offering was Paulson Investment Company, Inc. All 1,100,000 units offered were sold in the offering for an aggregate price of $13,200,000. Total expenditures from the date the offer commenced to March 31, 2000 are $6,315,900. As of March 31, 2000, the Company had used $2,797,300 for working capital. The remainder of the net proceeds, $5,697,000 has been invested in short-term, investment grade, interest-bearing securities. Except as described above, none of these payments were made to directors, officers or owners of 10% or more of 3Dshopping.com's outstanding common stock.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

          The Company does not have any financial instruments that are subject to market risk.


ITEM 5.   OTHER INFORMATION

          Donald Hejmanowski and Robert Grant resigned as directors of the Company during the three-month period ended March 31, 2000. Mr. Hejmanowski's resignation was effective as of February 29, 2000 and Mr. Grant's resignation was effective as of March 31, 2000. The Board of Directors is actively seeking candidates to fill the vacancies created by these resignations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits
                  3.1 Amended and Restated Articles of Incorporation of the Registrant. Incorporated by reference to Exhibit
                            3.1 to the Company's Registration Statement on Form S-1 (File No. 333-74795).

                  3.2 Amended and Restated Bylaws of the Registrant. Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 (File No. 333-74795).

                  11        Statement re: Computation of Per Share Earnings


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

                                3DSHOPPING.COM


Dated: May 12, 2000             By   /s/ Robert J. Vitamante
                                   ----------------------------------------
                                         Robert J. Vitamante
                                         President, Chief Operating Officer and
                                         Acting Chief Financial Officer
                                         (Principal financial officer)

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                                    DESCRIPTION
-------                                   -----------
3.1      Amended and Restated Articles of Incorporation of the Registrant.
         Incorporated by reference to Exhibit 3.1 to the Company's Registration
         Statement on Form S-1 (File No. 333-74795).

3.2 Amended and Restated Bylaws of the Registrant. Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 (File No. 333-74795).

11       Statement re: Computation of Per Share Earnings


27       Financial Data Schedule