Form 10-K
period 2000-06-30
3DSHOPPING COM
filed 2000-09-28
CIK 1081920

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                                   (Mark One)
                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended June 30, 2000
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from           to
                                        ----------  ----------

                         Commission File Number 1-15161

                                 3Dshopping.com
             (Exact name of registrant as specified in its charter)
              California                                95-4594029
(State or other jurisdiction                (I.R.S. Employer Identification No.)
                        of incorporation or organization)

                            308 Washington Boulevard
                        Marina del Rey, California 90292
               (Address of principal executive offices)(Zip Code)

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     As of September 21, 2000, the aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was $33,893,682. Solely for purposes of this calculation, the registrant has treated its Board of Directors and executive officers as affiliates.

     As of September 21, 2000, the number of shares of the registrant's Common Stock outstanding was 5,196,748.

     DOCUMENTS INCORPORATED BY REFERENCE:

     Items 11, 12 and 13 of registrant's Proxy Statement for the 2000 annual meeting of shareholders are incorporated by reference into Part III of this report.

                                 3DSHOPPING.COM
                                TABLE OF CONTENTS



Item                                                                                                            Page
No.
---

Part I

Item 1.               Business........................................................................................1
Item 2.               Properties......................................................................................7
Item 3.               Legal Proceedings...............................................................................7
Item 4.               Submission Of Matters To A Vote Of Security Holders.............................................7

Part II

Item 5.               Market For Registrant's Common Equity And Related Stockholder Matters...........................8
Item 6.               Selected Financial Data........................................................................10
Item 7.               Management's Discussion And Analysis Of Financial ...............................................
                      Condition And Results Of Operations............................................................11
Item 7(A).            Quantitative And Qualitative Disclosures About
                      Market Risk....................................................................................15
Item 8.               Financial Statements And Supplemental Data.....................................................15
Item 9.               Changes In And Disagreements With Accountants On ................................................
                      Accounting And Financial Disclosure............................................................15

Part III

Item 10.              Directors And Executive Officers Of The Registrant.............................................16
Item 11.              Executive Compensation.........................................................................18
Item 12.              Security Ownership Of Certain Beneficial Owners And .............................................
                      Management.....................................................................................18
Item 13.              Certain Relationships And Related Transactions.................................................18

Part IV

Item 14.              Exhibits, Financial Statement Schedules, And Reports On
                      Form 8-K.......................................................................................19


                                     PART I

ITEM 1.   BUSINESS

COMPANY OVERVIEW

     We currently provide online merchants with the ability to give their customers interactive, three-dimensional (3D) online shopping experiences. Using our proprietary technology, we are able to create web sites for our clients on which high-quality 3D images of products they offer are displayed. Web site users are able to view these 3D product images through a full 360-degree rotation around the product image. Our technology also provides motion imagery and zoom capabilities, allowing users to interactively examine products in detail. Our technology ensures that images, including motion-based imagery, are accessible from the simplest computers, without end users having to download cumbersome plug-ins or software applications. We also are expanding our offerings to provide our clients with content management solutions and other products and services designed to help them use the Internet to market and sell their products and services efficiently and cost effectively.

     We believe that online merchants are seeking dynamic, interactive and detailed ways to present their products in order to differentiate themselves and increase customer interest. We believe that our products and services provide online merchants with an attractive solution. By using our interactive technologies, merchants can fuel impulse purchasing and consumer emotion, thereby increasing sales.

     Our company was formed under the laws of the State of California in 1996. Our principal offices are located at 308 Washington Boulevard, Marina del Rey, California 90292 and our phone number is (310) 301-6733. We conduct business under the name "O2 Essential Marketing Technologies." We intend to seek shareholder approval to change our corporate name from "3Dshopping.com" to "O2 Essential Marketing Technologies, Inc." at our 2000 annual meeting of shareholders as part of our overall corporate identity and branding efforts.

INDUSTRY BACKGROUND

     General

     A growing percentage of consumers and businesses are accepting the Internet as a viable means of commerce. Companies in a broad range of industries are realizing that eBusiness initiatives are critical to the success of their businesses. A large majority of these companies are developing or licensing applications that enable them to market and sell their products and services to consumers online. However, in order to effectively compete in an ever-crowding market, businesses must present their products and services in ways that capture buyers' interest and imagination.

     Companies are seeking to differentiate their online presence through the use of sophisticated Internet-based applications that are interactive and content-rich. As a result, web sites have rapidly evolved from simple online corporate brochures to complex online storefronts. International Data Corporation estimates that spending on software applications and services for eBusiness will grow from $7.8 billion in 1998 to $53.8 billion in 2002.

     3D Technology

     In the past, 3D applications for the Internet were viewed as slow, clunky and expensive. Many applications required the time-consuming downloading of software by the end user and subsequent, repetitive downloading of bandwidth-intensive content. These characteristics, coupled with the slow spread of broadband telecommunications capacity, diminished merchants' willingness to adopt 3D online applications for their marketing efforts. However, the evolution of 3D technologies and the increasing availability of broadband capacity and faster modems have increased the rate at which businesses are adopting the use of 3D technologies for various commercial applications.

     E-mail Technology

     As one of the most popular Internet applications, e-mail has grown from a simple personal text-messaging tool to a sophisticated strategic visual business tool. In addition to simply building web sites and waiting for consumers to come, companies utilize the Internet for direct marketing through targeted e-mail campaigns. Forrester Research projects that business-related e-mail applications will account for 66%, or $3.2 billion, of e-mail-related expenditures in 2004, compared to 49% in 1999. A large part of this growth is being fueled by use of e-mail for direct marketing to target buyers.

     The advantages of using e-mail for direct marketing initiatives compared to other direct marketing techniques include instantaneous delivery of highly interactive content that can be customized and directed to specific and unique recipients at relatively low cost. Customers can react and respond instantaneously to e-mail campaigns, with 90% of responses occurring within two or three days from when the e-mail was sent. The cost to develop and deliver a traditional direct mail piece ranges from $0.50 to $5.00. A large portion of that cost relates to printing and postage, which can be eliminated when companies use e-mail. Total cost per e-mail ranges from as low as $0.01 to approximately $0.15.

     Content Management Systems

     As more businesses have adopted the Internet in connection with their operations, there has been a corresponding growth in the amount and types of online content. International Data Corporation estimates that the number of web pages will grow from 925 million in 1998 to 13.1 billion in 2003. This has created a strong need for content management solutions. Every company with a web presence has a need for content management software to help publish content and conduct eBusiness on the web. Content management systems enable companies to collect content from various sources, organize the content, manage it centrally, and deliver it to the web efficiently.

OPPORTUNITY AND STRATEGY

     We believe that our proprietary 3D technology and related expertise provide us with significant opportunities to capitalize on demand trends in the eBusiness marketplace. Key elements of our strategy include:

     Capitalizing on our 3D Technology. Our 3D technology allows us to address merchants' apprehension with respect to the use of 3D technology in their marketing initiatives. Our 3D technology does not require plug-ins and does not slow down the loading of an Internet page. It is therefore a system that merchants can embrace for the marketing of products on their web sites. Further, our technology is easily embedded into e-mails, allowing merchants to differentiate and enhance their online direct marketing efforts.

     Establishing Strategic Alliances. We have established strategic alliances with, among others, Yahoo!, Inc., ClickAction, Inc. and Goodspeed Communications PLC. These companies integrate our 3D technology into their own web sites and product offerings. We regularly seek additional alliances with companies that can facilitate the introduction of our products and services to companies operating online and whose own products and services are complimentary to our own.

     Acquisition of Content Management and Other Complementary Technologies. We regularly seek to acquire technologies that are complementary to our own. These acquisitions focus on products that will enable us to provide our customers with a broader range of solutions for their online marketing and sales initiatives. For example, we are currently in the process of acquiring and integrating technologies relating to the management of online content. We believe there is a significant opportunity to commercialize cost-effective content management applications that are targeted to small and medium-sized companies that either do not have large information technology staffs or cannot afford the large up-front license and monthly maintenance fees associated with existing content management products.

     Creating and exploiting generic image libraries. We are creating expanding libraries of 3D images of generic products that are sold by multiple online vendors, such as electronics and computer hardware. Our libraries will concentrate on commodity goods where the images can be produced once and stored in an image bank and thereafter licensed to resellers of the product type. By doing this, many of our clients will be able to pick their merchandise presentations at minimum cost and effort. Our objective is to offer an image at a price that is low enough that the client would prefer to offer the enhanced, 3D media presentation of the product rather than the typical two-dimensional, static version. Ultimately, we intend to offer the 3D images below the current market price of 2D images.

PRODUCTS AND SERVICES

     Our 3D proprietary technology and digital photographic techniques are capable of delivering a complete visual display over the Internet or comparable private computer networks for purposes of eBusiness and advertising. Our technology is used to design, install and maintain web sites that feature products which require rich visual displays to capture buying interest. Our technology is interactive, allowing the viewer to freeze the frame, select a desired angle and then zoom in on selected details. We strive to bring shoppers as close as possible to the experience of actually visiting a store.

     Our products include:

     3D Image Store - We create "3D image store" using our 3Dshopping System.(TM) 3D content is created using actual products or models through digital photography and proprietary programming techniques that, together, produce a fluid full-range rotational view (VR) of products to be displayed on the Internet. The 3Dshopping SystemTM does not require end users to download special software or plug-ins, making the online shopping experience hassle-free and fast. The 3Dshopping SystemTM is a combination of marketing solutions and technology that, we believe, bridges the gap between the traditional "see, touch and feel" off-line shopping experience and the "static" online shopping experience.

     O2VM Movies - We also use our proprietary technology to create virtual, full-motion (VM) imagery on web browsers that can be accessed by end users without the need for any additional plug-in downloads. Our 3D movies are exciting additions to e-commerce, educational, entertainment, and commercial web sites.

     O2ZOOM - Our O2Zoom system provides zoom magnification that is limited only by the quality and size of the original artwork. Images can be zoomed and panned in real time, providing the viewer the unique ability to select and view any portion of the image. O2Zoom is configurable in three ways: as mouse driven magnifying glass; a "click to zoom;" or a combination of the two. The technology offers the viewer the ability to examine details of images without the use of plug-ins and without pixel distortion.

     O2 Accelerator - The O2Accelerator is a hardware/software system installed in front of Internet servers that dramatically reduces consumers' "wait" time during web page downloads by reducing image file size. This technology, typically called "image compression," can reduce raw image files sizes of 40K bytes down to 12K bytes without any degradation in image quality.

     O2Magic Mail - The 3D Shopping System(TM) can be effectively imbedded inside e-mails. This provides our clients with the ability to differentiate and enhance their e-mail campaigns. Our E-mail services include:

          *    Designing customized e-mail based marketing campaigns;
          * Integrating our VR and VM imagery into the e-mail element of the campaign;
          *    Building and managing e-mail address databases;
          *    Maintaining and updating customer lists; and
          *    Tracking and analyzing responses.

     Commercial Builder - Our Commercial Builder enables Internet sites to build custom-designed commercials for end users on an automated basis. Using identifiable end-user information, online advertising targeted toward the demographic group to which the end-user belongs can be developed and delivered to that end user during his or her visit to the site. This allows for instant creation of revenue-generation opportunities for both the Internet site and the site's advertisers.

     Traditional Catalogs - We also offer traditional hard-copy advertising production services. By doing so, we believe we can increase our client base by offering traditional clients the opportunity to produce the digital images necessary to support a web site at little additional cost.

     O2 WEB Strategy - In addition to our technology based products and services, we leverage our Internet, marketing, financial, public relations and entrepreneurial skills to provide strategic advice to businesses looking to transition to the Internet or improve their Internet presence.

RECENT ACQUISITIONS

     We have recently acquired or will acquire interests in the following companies:

     LookSonic, LLC - In September 2000, we entered into an agreement to acquire 50.1% interest in this entity, with the right to purchase the remaining 49.9% at our discretion. LookSonic develops commercial builder technology that enables an Internet business to build and implement Internet commercials on their web site quickly and efficiently.

     eCMS - In September 2000, we entered into an agreement to acquire "electronic Content Management System" (eCMS) technology from ChannelSpace Entertainment, Inc., a company that operates websites. eCMS is a technology developed by ChannelSpace Entertainment to manage content for its affinity channels. This content management technology works with virtually any content source to automate manual processes such as web production (including audio, video, image and text content), auditing, access control, site versioning and accounting. We intend to utilize this technology to provide cost-effective content management applications to small to medium-sized companies.

STRATEGIC ALLIANCES

     We have established several strategic alliances with technology partners. These alliances include:


     Yahoo! - We have entered into an agreement with Yahoo! to introduce and market our 3D technology to all of Yahoo! Shopping's merchants. Initially, we are focusing our licensing efforts on computer and electronics merchants, and intend to extend our licensing efforts to merchants in all relevant product categories within Yahoo! Shopping. Yahoo! will receive a portion of revenues generated by us through these efforts. Yahoo! also intends to utilize our technology to provide 3D images to its own customers. Our technology is the first Java-based visual enhancement technology allowed to reside inside of the Yahoo! Shopping system. We believe our relationship with Yahoo provides us with a valuable and immediate sales channel and a potentially large installed customer base. Yahoo! currently has more than 13,000 merchants offering millions of products.

     ClickAction - ClickAction is an e-marketing services company. With ClickAction, we offer an integrated solution that is marketed to ClickAction clients as Click3D(TM). This solution allows marketers to integrate key components of our 3D technology into their e-mail campaigns. ClickAction will pay us commissions based upon revenues generated by customers referred by us to ClickAction through the co-marketed service.

     Goodspeed Communications - Goodspeed is a London-based digital solution marketing company. Goodspeed will market our proprietary VR and VM imagery as well as our O2Zoom technology to its customer base. Goodspeed will be entitled to a significant share of the revenues generated through the sale of these products.


     AGA - AGA is a catalog design and production company based in New York. Our relationship with AGA gives us access to its base of large customers, including American Express Travel, Avon, Nike and Dayton Hudson. As part of this relationship, we are establishing a digital, 3D production studio in AGA's New York City facility. A commission is paid based upon customer introductions that directly results in the generation of revenue.


SALES AND MARKETING STRATEGY

     We currently have a sales and marketing staff of 15 full-time employees. We market and sell our products utilizing the following strategies:

     3D Image Store - We market and sell our 3D image store solutions through in-house personnel and strategic alliances. We also are producing and will market mass-produced images on a complimentary basis for major manufacturers of consumer products. These images will then be licensed to online retailers to be used on their sites. The multiple licensing of the images will allow for greater distribution and for relationships to be established with a multitude of Internet sites.

     O2 Magic Mail - We market and sell our e-mail solutions through affiliations with online portals, advertising agencies, web development companies, ISPs and catalogers seeking to provide rich-media email services to their customers. We conduct these efforts through our internal sales personnel. We also believe that we can cross-sell our e-mail services to our 3D image store clients.

     Commercial Builder - We will initially market and sell this product through LookSonic's established sales channels. We will also offer this product to affinity organizations for distribution to their members. We also will cross-market this product to clients for our other services.

     Content Management - We will utilize email, seminars, trade-shows and targeted periodical advertising to make corporate "decision makers" in small and medium-sized businesses aware of the dramatic cost savings this product offers to web businesses.

COMPETITION

     We compete with a broad range of marketing, web page design and eBusiness alternatives available to our potential clients. Noted competitive formats are Flash, Metacreations, QuickTime VR, and IBM's Hotmedia. We also compete with all of the traditional marketing resources, including print and other media advertising, mail order catalogs, and in-store displays. Competitors in our industry differentiate themselves on the basis of creativity, quality of service, technical innovation and price. A large majority of our competitors have greater financial resources and brand name recognition than us. Competition in our target markets is extremely intense.

     Most of the 3D technology utilized by our competitors is based on renderings, not actual digital photography, and requires the end user to download software in order to view the image. We believe that the strength of our 3D technology lies in the clarity and interactivity of the imagery and the speed at which the imagery downloads to the end-user's computer.

EMPLOYEES

     As of September 21, 2000, we had 41 employees; 16 are involved in web site design, research and development, 15 in sales and marketing, 6 in finance and administration and 4 in catalog operations. We also supplement our permanent staff with independent contractors and consultants who perform various skilled and professional level tasks. Our future success depends, in part, on our continuing ability to attract, train and retain highly qualified technical, sales and managerial personnel. Competition for such personnel is intense, and we do not assure you that we will be able to recruit and retain sufficient numbers of qualified personnel. None of our employees is represented by a labor union. We have not experienced any work stoppages and consider our relations with employees to be good.


ITEM 2.   PROPERTIES

     Our offices are located in a 25,000 square foot facility in Marina del Rey, California, pursuant to a six-year lease expiring July 2005. We pay an annual rental of $586,236 for these premises. This amount will increase annually to a maximum of $658,733 for the year ended June 30, 2005. We believe this facility is adequate for our current operations.


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

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     From June 1997 until July 19, 1999, our common stock was traded on the Nasdaq OTC Bulletin Board under our the name "Pi Graphix, Inc." and symbol "PGRX." Our common stock and warrants have been traded on the American Stock Exchange since July 20, 1999 under the symbols "THD" and "THDW," respectively. The following table sets forth the high and low bid prices for the common stock and warrants for the quarters indicated. Prices reflect bids posted by market makers and may not necessarily reflect actual transactions.

Common Stock                                                                              High           Low
------------                                                                              ----           ---

YEAR ENDED JUNE 30, 1999
First Quarter......................................................................      5.5000         1.6250
Second Quarter.....................................................................     19.7500         4.0625
Third Quarter......................................................................     19.2500        13.0000
Fourth Quarter.....................................................................     18.0000         8.5000
YEAR ENDED JUNE 30, 2000
First Quarter......................................................................     15.8750         6.0000
Second Quarter.....................................................................     15.0000         5.8750
Third Quarter......................................................................     15.8125        10.6250
Fourth Quarter.....................................................................     13.5000         5.7500

Warrants                                                                                  High           Low
--------                                                                                  ----           ---

YEAR ENDED JUNE 30, 2000
First Quarter......................................................................      2.8750         1.1250
Second Quarter.....................................................................      3.1250         1.0000
Third Quarter......................................................................      3.5000         1.8750
Fourth Quarter.....................................................................      2.6250         0.8125

     At September 21, 2000, there were 86 shareholders of record of our common stock and 5,196,748 shares of our common stock were outstanding. Also, there were 8 warrant holders of record and 1,100,000 warrants were outstanding. We believe the number of beneficial owners is substantially greater than the number of record holders because a large portion of our outstanding common stock and warrants is held of record in broker "street names" for the benefit of individual investors.

     We never have declared or paid cash dividends on our common stock. Payment of any cash dividends will depend on the results of our operations, our financial condition and our capital expenditure plans, as well as other factors our board of directors may consider relevant. We presently intend to retain any earnings for use in our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

     Since October 1999, we have issued and sold the following unregistered securities on the dates and for the consideration indicated:

     From October 1999 to June 2000, we issued an aggregate of 267,299 shares of common stock to Don Westland, Shareholders Solutions, Inc., Vista Quest, Rick Emery, and Silhouette Investments, Ltd. pursuant to the exercise of options at exercise prices ranging from $1.25 to $1.75 per share. The options and underlying shares of common stock were issued in reliance on an exemption from registration provided by Section 4(2) under the Securities Act.

     In April 2000, we issued 75,000 shares of common stock to Del Mar Consulting at a price of $7.50 per share in exchange for services. These shares of common stock were issued in reliance on an exemption from registration provided by Section 4(2) under the Securities Act.

ITEM 6.   SELECTED FINANCIAL DATA

     The following selected statement of operations data for the eleven months ended June 30, 1997 and the fiscal years ended June 30, 1998, 1999, and 2000 and the selected balance sheet data is derived from the financial statements for such periods and as of such dates examined by Friedman, Minsk, Cole & Fastovsky, independent auditors. The financial statements as of June 30, 1999 and June 30, 2000 and for each of the three years ended June 30, 2000 are included elsewhere in this report and contain all material financial information about us. We urge you to read them carefully. The data shown below should be read in conjunction with the financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial information appearing elsewhere in this report.

     Amounts for the eleven months ended June 30, 1997 reflect eleven months of operations from the date of inception (August 13, 1996) to June 30, 1997.

     The line item "Weighted average shares used in computing net loss per share" is based on the weighted average number of shares of common stock outstanding for the eleven months ended June 30, 1997 and the years ended June 30, 1998, 1999 and 2000. It excludes 0, 32,609, 32,609, and 2,497,532 shares, respectively, of common stock issuable upon exercise of outstanding options, warrants and convertible debt. Note 1 of Notes to Financial Statements includes an explanation of the determination of the number of shares used in computing net loss per share.

                                             Eleven Months
                                             Ended June 30,                      Year Ended June 30,
                                             --------------                      -------------------
Statement of Operations Data:                    1997              1998               1999             2000
                                            ----------------  ----------------   ---------------  ----------------
Net revenues.............................   $           ---   $        18,404    $      191,191   $       858,624
Operating expenses:
     Sales and marketing.................           973,283           473,665           682,575         3,014,436
     Production and development..........           294,360           170,259           513,382         2,441,325
     General and administrative                     644,993           460,220         2,992,480         3,846,795
                                            ----------------  ----------------   ---------------  ----------------
     Total costs and expenses............         1,912,636         1,104,144         4,188,437         9,302,556
                                            ----------------  ----------------   ---------------  ----------------
Loss from operations.....................        (1,912,636)       (1,085,740)       (3,997,246)      (8,443,932)
Interest expense.........................            (3,089)          (10,373)         (436,025)        (112,758)
Other income.............................            10,000            13,500             4,756               --
Interest income..........................                --                --                --           354,504
Rental income............................                --                --                --            73,850
                                            ----------------  ----------------   ---------------  ----------------
Net loss.................................   $   (1,905,725)  $     (1,082,613)   $   (4,428,515)  $    (8,128,336)
                                            ================  ================   ===============  ================
Net loss per share.......................   $         (.59)  $           (.28)   $        (1.09)  $        (1.69)
                                            ================  ================   ===============  ================
Weighted average shares used in
     computing net loss per share........         3,210,651         3,823,228         4,045,746         4,811,623

Balance Sheet Data:              June 30, 1997        June 30, 1998         June 30, 1999         June 30, 2000
                              -------------------- --------------------- --------------------- --------------------
Cash and cash equivalents...  $            (2,569) $            144,564  $             116,918  $         3,927,953
Working capital (deficit)...             (106,674)             (165,096)            (1,373,253)           3,995,618
Total assets.............. ..             104,678               229,529              1,314,186            5,840,417
Accumulated deficit.........           (1,905,725)           (2,988,338)            (7,416,853)         (15,545,189)
Shareholders' equity
(deficit)...................               (8,781)              (98,626)              (355,438)           5,101,464


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operations and financial condition for the fiscal years ended June 30, 1998, 1999 and 2000. The following discussion should be read in conjunction with the financial statements and related notes appearing elsewhere in this report.

Overview

     Since beginning operations in August 1996, we have devoted substantially all of our resources to designing, implementing and introducing our marketing and display system, the 3Dshopping System(TM). From inception through June 30, 2000, we raised total equity capital in the form of cash of $14,161,240 and had an accumulated deficit of $15,545,189, including $7,019,138 in non-cash charges for common stock issued as compensation. While still developing our technology, we began to receive revenues from sales of services in April 1998. Notwithstanding these revenues, we operated at a loss from inception to date and we are continuing to operate at a loss as our expenditures for marketing, product development and general and administrative costs exceed our gross revenues. We expect the operating losses to continue and to increase over at least the next six months as we incur increasing levels of expense to market our services, implement our new business plan, support growth and integrate our acquisitions.

     We believe that our historical operating results are not indicative of future performance for the following reasons, among others:

          * The receipt of the proceeds of our public offering of units on July 23, 1999 and their use to fund our anticipated growth has materially changed expense levels in all major categories. They are also expected to support substantial increases in revenues from operations in the next fiscal year;

          * The acquisition of DBLA in May 1999 has enhanced and diversified the scope of our business to include the catalog production business;

          *    We  have  recently   emerged  from  the  development   stage  and
               anticipate substantial increases in the number and size of customer orders and revenues from operations; and

          *    We intend to implement  our new  business  model very rapidly and
               leverage  our  strategic  alliances  with  Yahoo!,   ClickAction,
               Goodspeed and AGA.

     Although we expect substantial growth in both revenues and expenses, we anticipate that, in the near term, increases in expenses will occur more rapidly than corresponding increases in revenues. Also, while we are committed, at least in the short term, to substantial increases in expenses, we cannot guarantee that revenues will increase correspondingly. We expect to follow a strategy of establishing market share by making expenditures for marketing and the development of our infrastructure, exceeding estimated revenues for at least the next six months, resulting in operating losses.

     The catalog business, which we acquired through the acquisition of DBLA effective April 1, 1999, is more traditional than our core Internet business and it had been fully operational for several years before we acquired it. As a result, the catalog business recorded larger revenues than our Internet business in 1998 and 1999 (approximately $108,000 for the quarter ended June 30, 1999 and $414,000 for the year ended June 30, 2000). If our business development plans are successful, we expect that revenues from our new business model will increase more rapidly than catalog sales. Because our catalog clients may also be good prospects for other services, we may also develop business involving all aspects of our business for a single client. Future income from the catalog business will contribute to earnings and profits at the corporate level.

     In July 1999, we completed a public offering of 1,100,000 units, each consisting of one share of common stock and one warrant to purchase one share of common stock. As a result of the offering, we received net proceeds after deducting underwriting discounts and offering expenses of $11,933,648. We used $200,595 of this amount to repay principal and interest on outstanding indebtedness.

     In September 2000, we entered into an agreement to acquire a 50.1% interest in LookSonic, LLC. In consideration of that equity position, we issued options to purchase 150,000 shares of our common stock, with one-third of this option vesting on the closing date and the remaining portion vesting when certain revenue targets are achieved.

     In September 2000, we entered into an agreement to acquire "electronic content management system" technology (eCMS) from Channelspace Entertainment, Inc. We will issue 833,333 shares of our common stock in consideration of this purchase. We will pay additional consideration in shares on a quarterly basis for six quarters, beginning four months after the closing, based upon gross revenue generated through the eCMS technology, up to a maximum of $12.5 million.

RESULTS OF OPERATIONS

Fiscal year 1999 as compared to fiscal year 1998

     Revenues for 1999 were $191,191, reflecting the inclusion of fourth quarter catalog revenues ($108,000) and Internet revenues from web site development and billings for maintenance and sales fees. Expenses for the year ended June 30, 1999 were $4,624,462, primarily consisting of $513,382 for production and development expenses, $682,575 for sales and marketing expenses, $2,992,480 for general and administrative expenses, and $436,025 for interest expenses. The increase in expenses of $3,509,945 over the preceding year reflects greater levels of activity as we refined and actively marketed our Internet service offerings. Of that increase, $2,682,663 was due to the values ascribed to option grants to employees and consultants under the Black-Scholes option-pricing model recommended by the Financial Accounting Standards Board in its Statement of Financial Accounting Standards 123, and $399,225 was due to the amortization of warrants issued for interest on debt. The net loss for fiscal year 1999 was $4,428,515, or $1.09 per share of common stock, compared to a net loss for fiscal year 1998 of $1,082,613, or $0.28 per share.

Fiscal year 2000 as compared to fiscal year 1999

     Revenues for 2000 were $858,624, reflecting the inclusion of catalog revenues ($414,316) and Internet revenues from web site development and billings for maintenance and sales fees. Expenses for the year ended June 30, 2000 were $9,415,314, primarily consisting of $2,441,325 for production and development expenses, $3,014,436 for sales and marketing expenses, $3,846,795 for general and administrative expenses, and $112,758 for interest expenses. The increase in expenses of $4,790,852 over the preceding year reflects greater levels of activity as we refined and actively marketed our Internet service offerings. Of that increase, approximately $4,111,000 was due to incremental increases in production, sales and administration required to support the growth of revenues during 2000, and approximately $680,000 was due to an increase in rent as the Company moved into larger facilities to support the growth of the Company. The net loss for fiscal year 2000 was $8,128,336, or $1.69 per share of common stock, compared to a net loss for fiscal year 1999 of $4,428,515, or $1.09 per share.

     As of June 30, 2000, we had net operating loss carryforwards of approximately $10,503,000 and research and development tax credits of $39,000 for federal income tax purposes, which amount will expire over a four-year period beginning 2012 if not used. For state income tax purposes, we had net operating loss carryforwards of $7,546,000 and research and development tax credits of $16,300, which will expire beginning in 2012. As a result of changes in ownership, including changes resulting from our July 1999 public offering, as defined in Section 282 of the Internal Revenue Code of 1986, as amended, the annual deductibility of net operating loss carryforwards is limited. A valuation allowance has been recorded against total deferred tax assets of $5,115,000 because realization is primarily dependent on generating sufficient taxable income prior to expiration of the net operating loss carryforwards and other deferred expenses.

LIQUIDITY AND CAPITAL RESOURCES

     We have funded our operations primarily through the sale of common stock and to a lesser extent, by issuing notes and other borrowings. From inception through June 30, 2000, we raised cash proceeds of $14,161,240 from sales of common stock. In some cases, we issued common stock in return for goods or services. As of June 30, 2000, we had cash and cash equivalents of $3,927,953 and working capital of $3,995,618. We did not have any credit arrangements with any banks as of June 30, 2000. We did not have any outstanding notes or other obligations for money borrowed as of June 30, 2000. As a result of the proceeds from the unit offering on July 23, 1999, all liabilities for borrowed money as of June 30, 1999 were repaid and a working capital surplus was achieved as of June 30, 2000.

     Our liquidity and capital needs relate primarily to working capital and other general corporate requirements. Since inception, we have not received any significant cash flow from operations or investing activities. Based on our current plans, we believe the proceeds from our unit offering will provide us with sufficient capital resources to fund our operations for at least the next six months. Expectations about our long-term liquidity may prove inaccurate if our plans change. As we increase sales, we expect increased cash flow from operations.

     In August 2000, we engaged H. C. Wainwright & Co. as investment banker, financial advisor and exclusive agent to arrange a private placement of preferred stock in the amount of $10,400,000. We anticipate the closing of this private placement in October 2000. However, we cannot assure you that we will be able to consummate this or any alternative financing. Our auditors have included a going concern comment in their opinion. If we are unable to secure the proceeds of the current financing or proceeds from an alternative financing, our operations could be materially impaired.

     In March 1999, we borrowed $500,000 from an institutional lender to fund expenditures associated with our unit offering and to cover interim operating expenses pending receipt of the offering proceeds. We also issued to the lender common stock purchase warrants that were exercisable during a three-year period beginning on July 20, 2000. The warrants were exercisable to purchase 100,000 units and were redeemable by us between July 1, 1999 and July 1, 2000 for a price increasing from $400,000 to $500,000 over the period. In September 1999, we exercised our option to repurchase the warrants for $400,000.

     We also borrowed $100,000 from the Paulson Investment Company, Inc. in June 1999, under an unsecured promissory note. The note was payable on or before August 31, 1999, together with interest at the rate of 7% per annum. This note plus interest was paid off in July 1999 from the proceeds of our public offering.

     Net cash used in operating activities was $751,091 in 1998, $1,285,631 in 1999 and $5,335,974 in 2000. The net cash used in operating activities in each year was primarily attributable to our net loss, as adjusted for common stock, options and warrants issued for services and compensation. Such losses, together with the increases in prepaid offering costs, accounts receivable, and property and equipment, and the decrease in accounts payable, were funded principally by the net proceeds received from the sales of stock (1998 - $671,000; 1999 - $934,000; 2000 - $11,090,000) and the balances through additional borrowings under the shareholders loan and two loans from third parties.

     Net cash used in investing activities was $10,736 in 1998, $96,468 in 1999 and $916,690 in 2000 primarily reflecting acquisitions of property and equipment, as well as $442,000 in 2000 pledged as collateral on an outstanding letter of credit related to the Company's current facility lease.

     Net cash provided by financing activities was $908,960 in 1998, $1,354,453 in 1999 and $10,063,699 in 2000 representing the net proceeds from the issuance of common stock and debt.

FORWARD-LOOKING STATEMENTS

     Information in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report and about our goals and plans and future business operations constitutes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Factors that could adversely affect these forward-looking statements include, but are not limited to, business conditions in the market areas we target, competitive factors, customer demand for our services, and our ability to execute our plans successfully. Any forward-looking statements should be considered in light of these factors.

ITEM 7(a).    QUANTITATIVE AND QUALITATIVE DISCLOSURES
              ABOUT MARKET RISK

     We do not have any financial instruments that are subject to market risk.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

     The financial statements required by this item are included in this report commencing on page F-1. The following information represents selected quarterly financial data for the years ended June 30, 1999 and June 30, 2000:


                                                                Year ended June 30, 1999
                                   -----------------------------------------------------------------------------------
                                         3 months            3 months             3 months            3 months
                                          ended                ended               ended                ended
                                         09/30/98            12/31/98             03/31/99            06/30/99
                                         --------            --------             --------            --------
Net Sales                          $       15,591      $        11,948      $        22,772     $        140,880
Income before extraordinary items        (201,752)          (2,542,195)            (335,432)          (1,349,136)
Net Income                               (201,752)          (2,542,195)            (335,432)          (1,349,136)
Earnings Per Share                 $        (0.05)     $         (0.63)     $         (0.08)    $          (0.33)

                                                                Year ended June 30, 2000
                                   -----------------------------------------------------------------------------------
                                         3 months            3 months             3 months            3 months
                                          ended                ended               ended                ended
                                         09/30/99            12/31/99             03/31/00            06/30/00
                                         --------            --------             --------            --------
Net Sales                          $       35,666      $       216,924      $       174,940     $        431,094
Income before extraordinary items      (1,372,376)          (1,678,672)          (1,852,235)          (3,225,053)
Net Income                             (1,372,376)          (1,678,672)          (1,852,235)          (3,225,053)
Earnings Per Share                 $        (0.31)     $         (0.35)     $         (0.38)    $          (0.65)




ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information with respect to our current executive officers and directors.

Name                  Age      Position
----                  ---      --------

Terry L. Gourley      38       Chairman of the Board and Chief Executive Officer
Joel P. Gayner        56       President, Chief Operating Officer and Director
Jacalyn A. Hughes     48       Executive Vice President of Operations and Chief
Howard A. Cohn        60       Senior Vice President of Administration and Chief
Brian A. Smith        54       Executive Vice President of Marketing
David C. Williams     43       Executive Vice President of Business Development
C. James Jensen       59       Director
Maryann O'Donnell     49       Director


TERRY L. GOURLEY became our Chairman of the Board in September 2000 and has served as our Chief Executive Officer since May 2000.From November 1999 to May 2000, he served as our Director of Marketing Communications. From February 1998 until November 1999, Mr. Gourley served as President and Branch Manager of a financial services business at NLSB Bank Financial Service Center. From March 1993 until February 1998, Mr. Gourley was an independent business owner and Branch Manager for FLPL Financial Services. From 1991 to 1993, Mr. Gourley was Personal Accounts Director for a branch office of Chase Manhattan Investment Services. From 1985 to 1991, Mr. Gourley was an Associate Vice President and Branch Manager at Dean Witter Reynolds. Mr. Gourley received his B.S. in Business/Financial Management from Southwest Missouri State University.

JOEL P. GAYNER has served as our President and Chief Operating Officer since May 2000, and became a member of our Board of Directors in September 2000. From February 2000 to May 2000, he served as our Senior Vice President of Sales and Marketing. From 1990 until February 2000, Mr. Gayner was the President of Group 6 Associates, Inc., a marketing company. From 1989 to 1990, Mr. Gayner served as Executive Vice President of Business Development for the 1928 Jewelry Co. From 1986 to 1989, Mr. Gayner was the Executive Vice President and founder of Advanced Marketing Technology Corporation.

JACALYN A. HUGHES has served as our Executive Vice President of Operations and Chief Technology Officer since May 2000. From February 2000 to May 2000, she served as our Senior Vice President of Technology and Chief Technology Officer.

From January 1998 to February 2000, Ms. Hughes was Vice President of Information Technology and Chief Information Officer at Specialty Laboratories, Inc., a reference laboratory serving hospitals and specialist physicians. From 1989 to 1998, Ms. Hughes served as Director of Management Information Systems at Candle Corporation, a supplier of networked business applications. From 1985 to 1989, Ms. Hughes was a Director with Source EDP, a national technical placement agency. Ms. Hughes currently serves on boards for the Society for Information Management, Southern California, and the Organization of Women Executives. She received her B.S. in Math from the University of Minnesota.

HOWARD A. COHN has served as our Senior Vice President of Administration and Chief Financial Officer since May 2000. From November 1999 to May 2000 he served as our Controller and Treasurer. From 1995 to November 1999, Mr. Cohn was Vice President of Strategic Planning and Corporate Development at West LA Music. From 1991 to 1995, Mr. Cohn owned and operated Monograms Plus. From 1990 to 1991, Mr. Cohn served as Vice President/Operations of Silo California, Inc. From 1988 to 1990, Mr. Cohn served as Vice President and Chief Financial Officer of the Federated Group/Atari. From 1986 to 1988, Mr. Cohn held the position of Executive Vice President and Chief Financial Officer with Leo's Stereo, and from 1983 to 1986, he was Executive Vice President of Ken Crane's. Mr. Cohn is a
Certified Public Accountant and holds a Masters Degree in Business Administration from Woodbury University. Mr. Cohn declared personal bankruptcy under Chapter 7 of the federal Bankruptcy Code in 1996.

BRIAN A. SMITH has served as our Executive Vice President of Marketing since May 2000. From May 1999 to May 2000, Mr. Smith served as our President of Creative Services. From 1993 to May 1999, Mr. Smith was President and Chief Executive Officer of DBLA, our direct mail and catalog marketing division. He managed DBLA as an independent business from January 1995 until the sale of its assets to us in May 1999. From 1990 to 1993, Mr. Smith was Vice President of Nobart, Inc., a catalog design and production company, where he was in charge of all West Coast operations. From 1987 to 1990, Mr. Smith served as Vice President, General Merchandise Manager and Creative Director of Life Force Technologies, a direct mail catalog company. From 1983 to 1987, Mr. Smith served as Vice President of Creative Services for Harrison Service, a catalog design and production company.

DAVID C. WILLIAMS became our Executive Vice President of Business Development in June 2000. From 1997 to June 2000, Mr. Williams was a Director and Principal in The Management Group, a management consulting firm specializing in e-commerce strategy. From 1991 to 1997, he was Managing Director of Hudson Hill Consulting, a business development and strategic planning consulting firm. From 1988 to 1991, Mr. Williams was Vice President of Sales & Marketing of the Los Angeles-based gourmet coffee roaster, Cafe Au Lait. From 1986 to 1987, Mr. Williams served as Regional Manager with Pepsi USA, and from 1983 to 1986, Mr. Williams was part of the management team of Barton Beers, Ltd. Before joining Barton, from 1981 to 1983, Mr. Williams was a District Manager with Pabst Brewing Company. Mr. Williams graduated from The Ohio State University with a degree in Marketing and Organizational Communications.

C. JAMES JENSEN became a member of our Board of Directors in June 2000. Since 1999 Mr. Jensen has been the President and co-founder of SWD Holdings, Inc., an investment company. Prior to founding SWD Holdings in 1999, Mr. Jensen was President of J.J. Consulting Corporation, a marketing company specializing in planned residential communities. From 1980 to 1998, Mr. Jensen served as Chairman and Chief Executive Officer of Thousand Trails, Inc., a national network of private campground resorts, and from 1973 to 1979 he was President of Grantree Furniture Rental Corporation.

MARYANN O'DONNELL became a member of our Board of Directors in June 2000. Ms. O'Donnell is currently a partner and investor in O'Donnell & Ganns, LLC, a venture capital investment and e-commerce incubation firm. From 1996 until January 2000, Ms. O'Donnell served as the President of ETI, LLC, a television production company. From 1994 until 1996, Ms. O'Donnell was a co-founder of Earthlink Network, an Internet Service Provider. From 1981 to 1991, Ms. O'Donnell served as Vice President of Sales for Government Technology Services, Inc., a technology sales company serving federal, state and local government agencies.

ITEM 11.  EXECUTIVE COMPENSATION

     Information with respect to executive compensation is incorporated by reference to the information to be included under "Executive Compensation" in our 2000 proxy statement.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information with respect to security ownership of certain beneficial owners and management is incorporated by reference to the information to be included under "Security Ownership of Certain Beneficial Owners and Management" in our 2000 proxy statement.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information with respect to certain relationships and related transactions with management is incorporated by reference to the information to be included under "Certain Transactions" in our 2000 proxy statement.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


    (a)   1.  Financial Statements                                                                 Page in this Report.
                                                                                                   --------------------

              Independent Auditors' Report                                                                 F-2

              Balance Sheets as of June 30, 1999 and June 30, 2000                                         F-3

              Statements of Operations for the years ended
               June 30, 1998, 1999 and 2000                                                                F-4

              Statements of Shareholders' Equity (Deficit) for the years
               ended June 30, 1998, 1999 and 2000                                                          F-5

              Statements of Cash Flows for the years
               ended June 30, 1998, 1999 and 2000                                                          F-6

              Notes to Financial Statements                                                                F-7

          2.  Financial Statement Schedules

          Not applicable

          3.  Exhibits

          The exhibits listed below are filed as part of this report

Exhibit
Number    Description
------    -----------


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

 4.7 Promissory Note in the amount of $25,000 dated May 2, 2000 granted by the Registrant in favor of Joel Gayner.

 4.8 Promissory Note in the amount of $25,000 dated March 21, 2000 granted by the Registrant in favor of Terry Gourley.

 4.9 Promissory Note in the amount of $60,000 dated May 10, 2000 granted by the Registrant in favor of Terry Gourley.

 4.10 Secured Promissory Note in the amount of $50,000 dated June 23, 2000 granted by the Registrant in favor of Gregory Hartwell.

 10.1 Letter Agreement, dated September 12, 2000, between the Registrant and ChannelSpace Entertainment, Inc.

 10.2 Consulting Agreement between the Registrant and The Del Mar Consulting Group, Inc., dated April 14, 2000.

 10.3 Independent Contractor/Referral Agreement between the Registrant and Alex Gayner, dated July 14, 2000.

 10.4     Employment Offer Letter to Joel Gayner, dated February 7, 2000.

 10.6     Amendment to  Employment  Offer  Letter to Joel Gayner,  dated May 18,
          2000.

 10.9     Amendment to Employment  Offer Letter to Terry Gourley,  dated May 18,
          2000.

 10.10 Consultant Employment/Engagement Agreement between the Registrant and Communications Options, LLC f/s/o Gregory Hartwell, dated March 1, 2000.

 10.11 Security/Pledge Agreement dated March 1, 2000 between Gregory Hartwell and Communications Options, LLC, on the one hand, and the Registrant as the Secured Party, on the other hand.

 10.12 Amendment No. 1 to Consultant Employment/Engagement Agreement between the Registrant and Communications Options, LLC f/s/o Gregory Hartwell, dated June 5, 2000.

 10.14 Mutual General Release dated as of May 25, 2000, between the Registrant and Robert J. Vitamante.

 10.15 Management Change Agreement between the Registrant and Lawrence Weisdorn, dated May 30, 2000.

 10.16 Mutual General Release dated as of September 1, 2000, between the Registrant and Lawrence Weisdorn.

 10.17 1999 Employee Stock Purchase Plan. Incorporated by reference to our Registration Statement on Form S-8 (File No. 333-40830). 10.181999 Stock Option Plan. Incorporated by reference to our Registration Statement on Form S-8 (File No. 333-40828).

 10.19 Letter Agreement, dated August 25, 2000, between the Registrant and LookSonic, LLC.

 11.1     Statement re computation of per share earnings

 24.1     Power of Attorney (see signature page of this report)

 27.1     Financial Data Schedule

----------------------

(b)  Reports on Form 8-K

     The Company did not file any Reports on Form 8-K during the period covered by this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Venice, California on September 28, 2000.

                                   3DSHOPPING.COM

                                   By:  TERRY GOURLEY
                                        -------------
                                        Terry Gourley
                                        Chairman and Chief Executive Officer

                                POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Terry Gourley and Howard A. Cohn, and each of them, his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this Report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on September 28, 2000 on behalf of the Registrant and in the capacities indicated:

Signature                                                 Title
---------                                                 -----

TERRY GOURLEY                                             Chairman, Chief Executive Officer and Director
-------------------------------------------------        (Principal Executive Officer)
Terry Gourley

HOWARD A. COHN                                            Senior Vice President, Administration
-------------------------------------------------         And Chief Financial Officer
Howard A. Cohn                                            (Principal Financial and Accounting Officer)


JOEL P. GAYNER                                            President, Chief Operating Officer and Director
-------------------------------------------------
Joel P. Gayner


C. JAMES JENSEN                                           Director
-------------------------------------------------
C. James Jensen


MARYANN O'DONNELL                                         Director
-------------------------------------------------
Maryann O'Donnell


                          INDEX TO FINANCIAL STATEMENTS





                                                                          PAGE
                                                                          ----
3Dshopping.com

INDEPENDENT AUDITORS' REPORT                                              F-2

Balance Sheets as of June 30, 1999 and June 30, 2000                      F-3

Statements of Operations
     For the years ended June 30, 1998, 1999 and 2000                     F-4

Statements of Shareholders' Equity (Deficit)
     For the years ended June 30, 1998, 1999 and 2000                     F-5

Statements of Cash Flows
     For the years ended June 30, 1998, 1999 and 2000                     F-6


NOTES TO FINANCIAL STATEMENTS                                             F-7

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------





To the Board of Directors
3Dshopping.com


We have audited the accompanying Balance Sheets of 3Dshopping.com as of June 30, 1999 and June 30, 2000 and the related Statements of Operations, Stockholders' Equity (Deficit), and Cash Flows for the years ended June 30, 1998, 1999 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 3Dshopping.com as of June 30, 1999 and June 30, 2000 and the results of its operations and its cash flows for the years ended June 30, 1998, 1999 and 2000 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered losses from operations that raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





-------------------------------------------
FRIEDMAN, MINSK, COLE & FASTOVSKY
Los Angeles, California

August 29, 2000, except Note 11 as to which the date is September 12, 2000 and Note 19 as to which the date is September 21, 2000

                                 3Dshopping.com

                                 BALANCE SHEETS



                                                                                                        June 30          June 30

                                                                                                          1999             2000
                                                                                                   --------------    --------------
                                     ASSETS
Current assets:
   Cash and cash equivalents                                                                            $116,918      $3,927,953
   Accounts receivable, net of allowances of $2,991 and $20,500                                          113,669         189,222
   Related party receivable                                                                               25,000         100,510
   Other receivables                                                                                      12,323         325,829

   Contracts in progress                                                                                     -           101,596
   Prepaid expenses                                                                                       16,143          80,104
                                                                                                   --------------    --------------
     Total current assets                                                                                284,053       4,725,214


Restricted cash                                                                                              -           442,000
Property and equipment, net of accumulated
    depreciation of $124,687 and $234,764                                                                144,004         481,991
Patents, net of accumulated amortization
    of $0 and $1,208                                                                                         -            22,945

Prepaid offering costs                                                                                   702,998            -
Goodwill, net                                                                                            183,131         116,539

Deposits                                                                                                     -            51,728
                                                                                                   --------------    --------------

   Total assets                                                                                       $1,314,186      $5,840,417
                                                                                                   ==============    ==============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                                                     $669,851        $100,816
   Accrued payroll & taxes                                                                               104,629         191,530
   Accrued Expenses                                                                                       66,178         236,202
   Notes payable                                                                                         625,000            -
   Note payable - related parties                                                                         70,723            -
   Obligation under line of credit                                                                        54,000            -
   Customer deposits                                                                                      53,846         182,617
   Current maturities of capitalized lease obligations                                                    13,079          18,431
                                                                                                   --------------    --------------
     Total current liabilities                                                                         1,657,306         729,596

Noncurrent portion of capital lease obligations                                                           12,318           9,357


Commitments and contingencies                                                                               -               -

Shareholders' equity (deficit)
   Preferred Stock, no par value: 5,000,000 shares
      authorized; no shares issued and outstanding.
   Common stock, no par value: 10,000,000 shares
      authorized; issued and outstanding: 3,685,747, and
      5,129,448 respectively                                                                          7,063,915       20,646,653
   Stock subscription receivable                                                                         (2,500)            -
   Accumulated deficit                                                                               (7,416,853)     (15,545,189)
                                                                                                   --------------    --------------
      Total shareholders' equity (deficit)                                                             (355,438)       5,101,464
                                                                                                   --------------    --------------

Total liabilities and shareholders' equity                                                           $1,314,186       $5,840,417
                                                                                                   ==============    ==============

    The accompanying notes are an integral part of these financial statements.

                                 3Dshopping.com

                            STATEMENTS OF OPERATIONS





                                                         Fiscal Years Ended June 30,
                                        -------------------------------------------------------------
                                            1998                     1999                      2000
                                        --------------          --------------            --------------

Revenues, net                              $18,404                 $191,191                  $858,624
                                        --------------          --------------            --------------

Costs and expenses:
   Sales and marketing                     473,665                  682,575                 3,014,436
   Production and development              170,259                  513,382                 2,441,325
   General and administrative              460,220                2,992,480                 3,846,795
                                        --------------          --------------            --------------
Total costs and expenses                 1,104,144                4,188,437                 9,302,556
                                        --------------          --------------            --------------


Loss from operations                    (1,085,740)              (3,997,246)               (8,443,932)



Interest expense                           (10,373)                (436,025)                 (112,758)
Other income                                 3,500                    4,756                         -
Interest income                                  -                        -                   354,504
Rental Income                                    -                        -                    73,850
                                        --------------          --------------            --------------


    Net loss                           ($1,082,613)             ($4,428,515)              ($8,128,336)
                                        --------------          --------------            --------------

Net loss per share                          ($0.28)                  ($1.09)                   ($1.69)
                                        ==============          ==============           ==============


Weighted average number of
shares used in computing
net loss per share                       3,823,228                4,045,746                 4,811,623

    The accompanying notes are an integral part of these financial statements.

                                 3Dshopping.com

                   STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

                                                                             Stock             Stock
                                                      Common Stock        Subscriptions     Subscriptions   Accumulated
                                                       ------------
                                                 Shares          Amount    Receivable        in Advance      Deficit         Total
                                               -----------    -----------  -----------      -----------    -----------   -----------

Balance at June 30, 1997                       2,527,333       1,940,819     (83,375)         39,500       (1,905,725)       (8,781)

Fiscal Year 1998
Stock subscription payments received                                          83,375                                         83,375
 Issuances of Common Stock
     in exchange for services                     68,700         195,602                                                    195,602
 Sales of Common Stock                           595,367         763,997    (107,400)        (39,500)                       617,097
 Costs of stock offering                                         (29,374)                                                   (29,374)
 Fair market value of
     stock options granted                                       126,068                                                    126,068
 Net loss for year                                     -               -           -               -       (1,082,613)   (1,082,613)
                                               -----------    -----------  -----------      -----------    -----------   -----------

Balance at June 30, 1998                       3,191,400       2,997,112    (107,400)              -       (2,988,338)      (98,626)

Fiscal Year 1999
 Stock subscriptions received                                                107,400                                        107,400
 Stock options exercised                         233,000         611,750      (2,500)                                       609,250
 Issuance of Common Stock                                                                                                         -
     in exchange for services                     25,000         306,250                                                    306,250
 Exercise of cashless warrants                    30,347              -                                                           -
 Employee stock options granted                                2,021,938                                                  2,021,938
 Non-employee stock options granted                              354,500                                                    354,500
 Conversion of notes payable                     196,000         217,200                                                    217,200
 Amortizaton of Warrants
     for interest on debt                                       399,225                                                     399,225
 Issuance of Common Stock on acquisition of
     DBLA net assets                              10,000         155,940                                                    155,940
 Net loss for year                                     -               -           -               -       (4,428,515)   (4,428,515)
                                               -----------    -----------  -----------      -----------    -----------   -----------

Balance at June 30, 1999                       3,685,747       7,063,915      (2,500)              -       (7,416,853)     (355,438)

Fiscal Year 2000
Sales of Common Stock - IPO                    1,100,000      13,200,000                                                 13,200,000
Underwriting Costs related to IPO                             (1,266,352)                                                (1,266,352)
Offering Costs                                                  (758,055)                                                  (758,055)
Repurchase of Warrants                                          (400,000)                                                  (400,000)
Amortizaton of Warrants
     for interest on debt                                        100,774                                                    100,774
Receipt of Subscription Receivable                                             2,500                                          2,500
Issuance of Common Stock
    in exchange for services                      75,000         562,500                                                    562,500
Exercise of cashless warrants                    230,299                                                                          -
Exercise of employee stock options                38,402          56,591                                                     56,591
Employee stock options granted                                 1,345,627                                                  1,345,627
Non-employee stock options granted                               741,653                                                    741,653
Net Loss for year                                      -               -           -               -       (8,128,336)   (8,128,336)
                                               -----------    -----------  -----------      -----------    -----------   -----------

Balance at June 30, 2000                      $5,129,448     $20,646,653   $       -        $      -      $(15,545,189)  $5,101,464
                                              ============   ===========   ==========       ===========   ============   ===========

    The accompanying notes are an integral part of these financial statements.

                                 3Dshopping.com

                             STATEMENT OF CASH FLOWS


                                                                                              Year Ended
                                                                                               June 30,
                                                                          ---------------------------------------------------
                                                                                1998             1999            2000
                                                                          ---------------------------------------------------
Cash flows from operating activities:
Net loss                                                                   $(1,082,613)     $(4,428,515)          (8,128,336)
Adjustments to reconcile net loss to net cash used in operating activities
  Depreciation and amortization                                                 43,208           82,796              202,877
  Gain on sale of assets                                                        (1,049)               -               -
  Common Stock issued for services                                             103,213                -              562,500
  Amortization of value of warrants issued for financing                             -          399,225              100,774
  Options and warrants issued for services and compensation                    218,455        2,682,663            2,087,280
Changes in assets and liabilities
  Accounts receivable, net of allowances                                        (4,280)         (17,342)             (75,553)
  Related party receivables                                                          -                -              (75,510)
  Other receivables                                                                  -          (12,323)            (313,506)
  Contracts in progress                                                              -           17,249             (101,596)
  Prepaid expenses                                                              (7,430)           1,201              (62,835)
  Prepaid offering costs                                                             -         (702,998)             702,998
  Deposits paid                                                                      -                -              (51,728)
  Accounts payable and other liabilities                                       (20,595)         641,567             (312,110)
  Customer deposits                                                                  -           50,846              128,771
                                                                          ---------------------------------------------------
    Net cash used in operating activities                                     (751,091)      (1,285,631)          (5,335,974)
                                                                          ---------------------------------------------------
Cash flows from investing activities
  Letter of Credit obtained                                                                                         (442,000)
  Acquisition of property and equipment                                        (13,250)         (96,468)            (450,537)
  Acquisition of patents and trademarks                                              -                -              (24,153)
  Proceeds from sale of property                                                 2,514                -                    -
                                                                          ---------------------------------------------------
    Net cash used in investing activities                                      (10,736)         (96,468)            (916,690)
                                                                          ---------------------------------------------------

Cash flows from financing activities
  Proceeds from issuance of Common Stock                                       700,474          322,125           13,200,000
  Costs of issuance of Common Stock                                            (29,374)               -           (2,024,407)
  Proceeds from exercise of options                                                             611,750               56,591
  Proceeds from issuance of debt                                               237,860          425,135              100,000
  Payment of loans from proceeds of stock offering                                                                  (849,723)
  Repurchase of warrants                                                                                            (400,000)
  Stock Subscription Receivable                                                                                        2,500
  Payment of capitalized lease obligations                                           -           (4,557)             (21,262)
                                                                          ---------------------------------------------------
    Net cash provided by financing activities                                  908,960        1,354,453           10,063,699
                                                                          ---------------------------------------------------

Net change in cash and cash equivalents                                        147,133          (27,646)           3,811,035
Cash and cash equivalents at beginning of period                                (2,569)         144,564              116,918
                                                                          ---------------------------------------------------
Cash and cash equivalents at end of period                                 $   144,564          116,918            3,927,953
                                                                          ===================================================

Cash paid during period for:
Interest                                                                   $     3,001      $    36,800         $     11,984
Income taxes                                                                     1,600              800                  800

Supplemental schedule of non-cash investing and financing activities:
The Company acquired the assets of Design Bas, Incorporated effective
  April 1, 1999. In conjunction  with the  acquisition,  assets and  liabilities were assumed as follows:
    Fair value of assets acquired                                          $         -      $   166,880
    Liabilities assumed                                                                         210,720
    Value of Common Stock issued in connection with acquisition                                 155,940
Stock and options issued as compensation and for services                      321,668        2,682,663            2,649,780
Capital Leases                                                                                   17,758               18,531


   The accompanying notes are an integral part of these financial statements.

                                 3Dshopping.com
                          NOTES TO FINANCIAL STATEMENTS
                       -----------------------------------


Note 1        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              THE COMPANY

              3Dshopping.com, (the "Company"), commenced operations effective August 1, 1996. The Company was formed to design and develop innovative marketing and display applications for the Internet using 3D modeling software and interactive databases. The Company has developed and is beginning to implement and market to retailers and manufacturers, an interactive marketing technology utilizing media rich content that incorporates sophisticated graphics and other audio-visual features.

              Commencing with the acquisition of Design Bas, Incorporated ("DBLA") on April 1, 1999, the Company also designs and produces mail order catalogs, brochures and similar printed media for department stores and apparel retailers. DBLA also fulfills the digital photographic requirements of Web site development.

              PROPERTY & EQUIPMENT

              Property and equipment are stated at cost. The Company depreciates its property and equipment using the straight-line method over the following periods:

                         Asset                               Useful Life
                 ------------------                          -----------

                 Machinery and equipment                     3 - 5 Years
                 Furniture and fixtures                      5 Years
                 Software                                    1 - 3 Years
                 Leasehold Improvements                      3 - 6 Years

              PATENTS, TRADEMARKS & COPYRIGHTS

              Patents and trademarks are stated at cost. The Company amortizes patents and trademarks over 20 years.

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

              ORGANIZATION COSTS

              In accordance with the provisions of Statement of Position 98-5, the Company expensed organization costs in the year ended June 30, 1998. The effect of this change of accounting was not material to that year.

                                 3Dshopping.com
                          NOTES TO FINANCIAL STATEMENTS
                       -----------------------------------

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

              LOSS PER SHARE OF COMMON STOCK

              The loss per share of common stock is based on the weighted average number of common shares outstanding during each period, in conformity with SFAS Statement 128 issued by the Financial
              Accounting Standards Board and nominal issuances of potential common shares for the years ended June 30, 1998 and 1999 as required by the Securities and Exchange Commission. Loss per common share assuming dilution has not been presented as the effect would be anti-dilutive.

              CASH EQUIVALENTS

              The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

              REVENUE RECOGNITION

              The Company's revenues from Internet Web site design and operation services is recognized when an arrangement exists, the fee is determinable, collectibility is probable, and delivery has
              occurred.   Revenues  from  Web  site  maintenance   services  are
              recognized over the period services are performed. Revenues from mail order catalog design and production are recognized upon completion of the project. On certain projects, progress payments are received from clients and such payments are reported as customer deposits. Costs incurred on projects prior to completion are reported as contracts in progress.

              STOCK-BASED COMPENSATION

              The Company has adopted SFAS Statement 123 for stock-based compensation plans. This statement encourages companies to adopt a fair value approach to valuing stock options and requires that compensation cost be recognized based on the fair value of stock options granted.

              This statement also establishes fair value as the measurement basis for transactions in which an entity acquires goods or services from non-employees in exchange for equity instruments.

              RECLASSIFICATIONS

              Certain prior year amounts have been reclassified to conform with current year presentation. The effects of the changes are not material.


Note 2        GOING CONCERN

              The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in financial statements during the years ended June 30, 1998, 1999 and 2000, the Company incurred losses of $1,082,613, $4,428,515 and $8,128,336, respectively. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

                                 3Dshopping.com
                          NOTES TO FINANCIAL STATEMENTS
                       -----------------------------------


              The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow, to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitability. The Company is actively pursuing equity financing through a best efforts agreement with H.C. Wainwright & Co. to place $10.4 million in preferred stock in a private placement. (Note 19)


Note 3        RESTRICTED CASH

              In July 1999 $442,000 of cash was pledged as collateral on an outstanding letter of credit related to the facility lease and was classified as restricted cash on the balance sheet.


Note 4        CONCENTRATIONS OF RISK

              Financial instruments, which potentially subject the Company to credit risk, are trade accounts receivable. Management believes that their credit risk from Web site sales is not concentrated in any specific region, activity or economic characteristics of specific industries because The Company performs services throughout the country and for different industries. Receivables arising from catalog production services have been concentrated in the apparel industry.

              Bank balances at any one institution are insured by the FDIC up to $100,000. At June 30, 1999, and 2000, the Company's uninsured bank balances total $19,479 and $873,474 respectively.

              In addition, the Company has a money market mutual fund investment in the amount of $1,000,000 at June 30, 2000 which is not insured.

              Two customers represented 25% and 20% of revenues for the year ended June 30, 1999. The customer representing 20% did not supply any revenues in the year ended June 30, 2000. Two customers represented 44% and 22% of revenues for the year ended June 30, 2000. The customer representing 22% will not supply any revenues in future years, as the revenues generated were from a one-time transaction. The loss of the customer representing 44% of revenues in 2000 could have an adverse effect on the Company.


Note 5        PUBLIC OFFERING

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

                  Sales of Shares                      $13,200,000
                  Underwriting discount                   (990,000)
                  Fees                                    (276,352)
                  Loan Principal
                    and interest                          (200,595)
                                                       ------------
                  Net Proceeds                         $11,733,053
                                                       =+==========

                                 3Dshopping.com
                          NOTES TO FINANCIAL STATEMENTS
                       -----------------------------------




Note 6        COMMON STOCK

              During fiscal year 1998 the Company issued 56,600 shares at $1.25 per share, 233,333 shares at $ 1.50 per share and 50,000 shares at $1.00 per share for cash, and 32,700 shares in exchange for services at $1.19 to $1.88 per share. The Company also issued 255,434 shares for $1.15 per share from February through June 30, 1998 to shareholders who also received warrants to purchase 127,717 additional common shares at $1.50 per share. These warrants were exercised in July 2000.

              During fiscal year 1999 the Company issued 233,000 shares of common stock upon exercises of outstanding options at prices ranging from $1.25 to $9.00 per share between November 18, 1998 and January 21, 1999. The Company also issued 25,000 shares at $.001 per share in exchange for financial and advisory business services on December 21, 1998, 30,347 shares upon exercises of cashless warrants on December 7, 1998, 196,000 shares at prices ranging from $1.00 to $1.15 per share upon conversion of notes payable on February 12, 1999, and 10,000 shares for the net assets of DBLA valued at $15.594 per share.

              During fiscal year 2000 the Company issued 1,100,000 shares of common stock to the public upon the completion of its Initial Public Offering (Note 5). The Company also issued 38,402 shares of common stock upon exercises of outstanding options at prices ranging from $1.25 to $9.19 per share between October 27, 1999 and May 15, 2000, and issued 230,299 shares upon exercises of cashless warrants between December 3, 1999 and May 10, 2000. The Company also issued 75,000 shares at $7.50 per share in exchange for financial and advisory business services on April 14, 2000.

              PREFERRED STOCK

              The Company authorized 5,000,000 shares of Preferred Stock during the year ended June 30, 1999. No shares have been issued.


Note 7        STOCK OPTIONS

              (a) EMPLOYEE OPTIONS

              During the years ended June 30, 1998, 1999, and 2000 the Company granted options to employees and recognized compensation expense of $15,378, $2,021,938, and $1,345,627 respectively, as the options were granted.

              A summary of the status of the Company's employee stock options as of June 30, 1998, 1999 and 2000, and changes during the years is as follows:


                                 June 30, 1998                  June 30, 1999                  June 30, 2000
                                 -------------                  -------------                  -------------
                                                  Weighted                       Weighted                     Weighted
                                                   Average                       Average                       Average
                                   Shares        Exercise Price   Shares        Exercise Price   Shares      Exercise Price
                                               ----------------                 --------------               --------------
Outstanding at Beginning of Year   $    -        $         -         36,000       $     1.75      479,940  $    7.97
Granted                            36,000               1.75        503,940             7.61      872,500       9.43
Exercised                               -                  -        (60,000)           (1.25)     (38,402)     (1.47)
Forfeited                               -                  -              -                -     (274,223)     (9.95)
                                 ----------       ----------     ----------        ----------   ----------  ----------
Outstanding at End of Year        36,000         $      1.75        479,940             7.97    1,039,815       8.92

                                 3Dshopping.com
                          NOTES TO FINANCIAL STATEMENTS
                       -----------------------------------




                                                                        June 30, 1998        June 30, 1999        June 30, 2000
                                                                        -------------        -------------        -------------
               Options exercisable at year-end                                 -                   196,000            325,324
               Weighted average fair value of
                options granted during the year
               Exercise price at market price                                  -                 $    5.41        $      9.66
               Exercise price above market price                               -                         -               7.70
               Exercise price below market price                             .43                      7.24                  -

         The following  summarizes  information about employee stock options at June 30, 2000:

                              Options Outstanding                                            Options Exercisable
---------------------------------------------------------------------------------    ------------------------------------

                                       Weighted-Average                                               Weighted Average
   Range of            Number             Remaining           Weighted-Average         Number             Exercise
Exercise Prices      Outstanding       Contractual Life        Exercise Price        Exercisable            Price
----------------    --------------    -------------------    --------------------    ------------    --------------------
$ 1.25                 128,000               3.39 years           $  1.25             128,000              $  1.25
  6.063-7.70           388,000               9.79 years              7.0918            10,000                 6.063
  9.1875-13.688        426,940               9.38 years             11.3175           164,355                11.0277
 14.00-15.875           96,875               8.79 years             15.7782            22,969                15.8748

              The fair values of option grants were estimated on the dates of grant using the Black-Scholes option pricing model with the following assumptions for 1998: Risk-free interest rate of 5.32% to 5.83%; Dividend yield of 0%; Expected life of 2.0 years; and Volatility of 61.4%. Assumptions for 1999: Risk-free interest rate of 4.43% to 6.01%; Dividend yield of 0%; Expected life of 1.0 to
              4.0 years; and Volatility of 61.0% to 61.4%. Assumptions for 2000:
              Risk-free interest rate of 5.73% to 6.78%; Dividend yield of 0%; Expected life of 1.0 to 4.0 years; and Volatility of 65.0% to 67.0%.

              On February 21, 1999 the directors authorized the adoption of an employee stock option plan and reserved a total of 1,000,000 common shares. On September 21, 1999 the Board of Directors adopted an amendment to the Plan, which was approved by shareholders, to reserve an additional 1,000,000 shares for the Plan, thereby increasing the total number of shares reserved under the Plan to 2,000,000 common shares. A total of 278,940 and 872,500 options, respectively were issued to employees in the years ended June 30, 1999 and 2000 under the Plan.

              The Board of Directors has also adopted an Employee Stock Purchase Plan (the "ESPP") for the benefit of the Company's employees and others who provide services to the company, which was approved by the shareholders. A total of 2,000,000 shares have been reserved for issuance under the ESPP.

              (b) NON-EMPLOYEE OPTIONS

              During the years ended June 30, 1998, 1999, and 2000 the Company granted options and warrants to certain non-employees and recognized $203,077, $354,500 and $741,653 of expense, respectively, as the options or warrants were granted.

                                 3Dshopping.com
                          NOTES TO FINANCIAL STATEMENTS
                       -----------------------------------



              A summary of the status of the Company's non-employee stock options and warrants as of June 30, 1998, 1999 and 2000, and changes during the years is as follows:

                                 June 30, 1998                  June 30, 1999                  June 30, 2000
                                 -------------                  -------------                  -------------
                                                  Weighted                       Weighted                     Weighted
                                                   Average                       Average                       Average
                                   Shares        Exercise Price   Shares        Exercise Price   Shares      Exercise Price
                                               ----------------                 --------------               --------------
Outstanding at Beginning of Year        -        $         -        497,717       $     1.85      369,333  $    2.06
Granted                           497,717               1.85         45,000             7.75      266,500      13.16
Exercised                               -                  -       (173,384)           (2.94)    (230,299)     (1.53)
Forfeited                               -                  -              -                -      (47,817)      1.64
                                 ----------       ----------     ----------        ----------   ----------  ----------
Outstanding at End of Year        497,717        $      1.85        369,333       $     2.06      357,717  $   10.16




                                                                        June 30, 1998        June 30, 1999        June 30, 2000
                                                                        -------------        -------------        -------------
               Options exercisable at year-end                              497,717                 369,333           357,717
               Weighted average fair value of
                 options granted during the year
               Exercise price at market price                                  -                  $     -         $     13.06
               Exercise price above market price                               -                        -               15.37
               Exercise price below market price                             .41                       7.88               -


 The following summarizes information about non-employee stock options and warrants at June 30, 2000:

                              Options Outstanding                                            Options Exercisable
---------------------------------------------------------------------------------    ------------------------------------

                                       Weighted-Average                                               Weighted Average
   Range of            Number             Remaining           Weighted-Average         Number             Exercise
Exercise Prices      Outstanding       Contractual Life        Exercise Price        Exercisable            Price
----------------    --------------    -------------------    --------------------    ------------    --------------------
$ 1.50                 127,717               .44 years            $ 1.50              127,717                $ 1.50
  8.00-12.00            70,000              2.59 years             10.64               70.000                 10.64
 12.875-19.00          120,000              3.09 years             14.65              120,000                 14.65
 20.00-27.00            40,000               .42 years             23.50               40,000                 23.50

               The fair values of the options or warrants granted were estimated on the dates of grant using the Black-Scholes option pricing model with the following assumptions for 1998: Risk-free interest rate of 5.32% to 5.45%; Dividend yield of 0%; Expected life of .6667 to 2.4 years; and Volatility of 61.4%. Assumptions for 1999: Risk-free interest rate of 4.51%; Dividend yield of 0%; Expected life of .1667 to .3333 years; and Volatility of 61.4%. Assumptions for 2000: Risk-free interest rate of 6.15% to 6.18%; Dividend yield of 0%; Expected life of 4.0 to 5.0 years; and Volatility of 65.0% to 67.0%.

                                 3Dshopping.com
                          NOTES TO FINANCIAL STATEMENTS
                       -----------------------------------


Note 8         INCOME TAXES

               Deferred tax assets are comprised of the following:



                                            June 30, 1999         June 30, 2000
                                            -------------         -------------

         Federal net operating loss         $1,013,000            $3,571,000
         State net operating loss              404,000               667,000
         R & D credit carryforward              51,000                55,000
         Property and equipment                (11,000)               (4,000)
         Stock Compensation                    288,000               816,000
         Bad Debt Reserve                            -                 8,000
         Other                                     155                 2,000
                                            -------------         -------------
                                             1,745,155             5,115,000
         Less valuation allowance           (1,745,155)           (5,115,000)
                                            -------------         -------------
         Net deferred tax asset                     $0                    $0







               The valuation allowance increased by $299,000, $1,261,000 and $3,369,845 for the years ended June 30, 1998, 1999 and 2000, respectively.

               At June 30, 2000 the Company has incurred loss carryforwards for income tax purposes and earned research and development credits, which expire as follows:



                                                                            Federal            State
                                                                            -------            -----
               Net Operating Losses
                 Expiring....................................  2002                          $531,000
                                                               2003                           865,000
                                                               2004                         3,175,000
                                                               2005                         2,975,000
                                                               2012        $518,000
                                                               2013         858,000
                                                               2014       3,176,000
                                                               2015       5,951,000

               Research and Development Credits
                 Expiring....................................  2012          17,000             4,000
                                                               2013          17,000             9,000
                                                               2014           2,000             1,000
                                                               2015           3,000             2,000

                                 3Dshopping.com
                          NOTES TO FINANCIAL STATEMENTS
                       -----------------------------------




               The Company's provision for income taxes differed from the amount computed by applying the statutory U.S. federal income tax rate to losses as follows:

                                                             1998              1999               2000
                                                             ----              ----               ----
Tax benefit determined by applying the U.S.
  statutory rate to loss before income taxes            $(772,000)       $(1,913,000)       $(2,764,000)
Change in valuation allowances                            299,000          1,261,000          3,369,845
Stock Compensation                                        167,000             73,000            348,000
Tax rate differences and State tax                        306,000            555,000           (330,000)
Change in estimated effective tax rates                         -                  -           (636,000)
Other                                                           -             24,000             12,155
                                                           ------             ------             ------
Provision (credit) for income taxes                            $0                $0                  $0

                The Internal Revenue Code contains provisions which may limit the loss carryforwards available if significant changes in stockholder ownership of the Company occur.


Note 9         SHORT-TERM BORROWINGS

               Unsecured promissory notes payable at June 30, 1999 and 2000 are comprised of:

                                                                               June 30
                                                                       --------------------------
                                                                       1999                  2000
                                                                       ----                  ----


               Note due upon  completion of
               public  offering with interest at 7%
               per annum.
               Paid July 1999                                          100,000                  -

               Note due on demand with interest at 12% per annum.
               Paid August 2, 1999                                      25,000                  -

               Note due August 31, 1999 with
               interest at 9% per annum(1)
               Paid July 26, 1999                                      500,000                  -
                                                                       -------             ------

                                                                      $625,000             $   -
                                                                       =======             ======

(1) The note holder also received warrants to acquire $2,000,000 of the Company's Common Stock for $1,500,000. The $500,000 difference between the value of the stock to be issued and the consideration to be paid is accounted for as loan origination costs and was amortized over the period of the loan. Accordingly, $399,225 and $100,775, respectively, are included in interest expense for the years ended June 30, 1999 and 2000.

              On April 1, 1999 the Company assumed a $65,000 revolving bank line of credit from DBLA which bears interest of 10.25% at June 30, 1999. Minimum monthly interest payments were calculated on the average daily balance. The outstanding principal balance at June 30, 1999 was $54,000, which was repaid along with accrued interest on August 9, 1999.

                                 3Dshopping.com
                          NOTES TO FINANCIAL STATEMENTS
                       -----------------------------------





Note 10       RELATED PARTY TRANSACTIONS

              The principal shareholder and a minor shareholder advanced funds to the Company, at 7% per annum interest. Upon completion of the public offering in July 1999, these notes were paid in full (Note
              5).

              Advances by shareholders to the Company were $60,135 and $0 at June 30, 1999 and 2000, respectively, and repayments to shareholders were $50,000 and $70,723 during the years ended June 30, 1999 and 2000, respectively.

              Interest expense on these advances amounted to $2,427, $5,447 and $0 for the years ended June 30, 1998, 1999, and 2000, respectively. The balance due on the advances was $70,723 and $0 at June 30, 1999 and 2000 respectively.

              In March and May 2000, the Company loaned $85,000 to the Chief Executive Officer under promissory notes. The two promissory notes for $25,000 and $60,000, respectively bear interest at 10% per annum and, along with any accrued interest are repayable upon demand by the Company. The CEO may make prepayments of the loan in whole or in part without penalty.

              In May 2000, the Company loaned $25,000 to the President & Chief Operating Officer under a promissory note. The promissory note is a non-interest bearing note that serves as an advance against future sales commissions earned. If the President/COO remains with the company for one year after the date of the offer letter, the Company shall forgive the note or any balance therein, net of previously applied commissions, in full. If the President/COO's employment with the Company is terminated, the note shall be forgiven at a rate of $7,500 per month over a period of 3.33 months. Through June 30, 2000, the Company has amortized $9,794, which was charged to compensation expense.

              Notes due to the Company from shareholders or officers were $0 and $100,510 at June 30 1999 and 2000, respectively.


Note 11       OTHER RECEIVABLES

              In July 1999, the Company loaned $225,000 to a key Company employee under a secured promissory note with interest at 10% per annum and secured by a deed of trust on a residential property. The borrower is no longer an employee of the company. The note plus accrued interest became due on September 1, 2000 and was not repaid. Foreclosure proceedings began September 12, 2000. Management believes that the value of the security exceeds the outstanding indebtedness.

                                3Dshopping.com
                          NOTES TO FINANCIAL STATEMENTS
                       -----------------------------------




Note 12       PROPERTIES AND EQUIPMENT

              Property and Equipment is comprised of:
                                                           June 30, 1999         June 30, 2000
                                                           -------------         -------------

              Machinery and Equipment                        $  125,576             $  417,411
              Furniture and Fixtures                             54,964                 78,057
              Leasehold Improvements                                  -                 73,854
              Software                                           58,197                 93,825
              Leased computers                                   29,954                 53,608
                                                           -------------         -------------
                                                                268,691                716,755
              Accumulated Depreciation                          124,687                234,764
                                                           -------------         -------------
              Net                                             $ 144,004             $  481,991
                                                           =============         =============

              Depreciation expense for the years ended June 30, 1998, 1999 and 2000 amounted to $43,208, $66,148 and $135,077, respectively.


Note 13       CAPITAL LEASE OBLIGATION

              Property held under capital leases, included with owned property on the balance sheets at June 30, 1999 and 2000 consists of the following:

                                                            June 30,
                                                      1999           2000
                                                      ----           ----
              Computer Equipment                    29,954          53,608
              Less: Accumulated Depreciation        (4,222)        (22,642)
                                                    -------        --------

                         Net                        25,732          30,966



              Depreciation of these assets for the year ended June 30, 1998, 1999 and 2000 totaled $0, $4,222 and $18,420, respectively, and is included in depreciation expense.

              Capital lease obligation consists of the following:


                                                               June 30,
                                                         -------------------
                                                         1999           2000
                                                         ----           ----
              Non-cancelable equipment leases
              expiring through January 2002 payable
              in monthly installments aggregating $2,285
              including interest at rates ranging from
              12% to 32% secured by certain equipment    25,397         27,788

              Less: Current portion of capital lease
              obligation                                 (13,079)       (18,431)
                                                         --------       --------

              Non-current portion of capital lease
              obligation                                  12,318          9,357

                                3Dshopping.com
                          NOTES TO FINANCIAL STATEMENTS
                       -----------------------------------

              The future annual lease payments under these leases at June 30, 2000 are as follows:

              Years ending June 30,          2001          22,775
                                             2002          10,065
                                                      -----------
              Total lease payments                         32,840
              Less amount representing interest            (5,052)
                                                      -----------

              Total obligation under capital lease         27,788

Note 14       COMMITMENTS AND CONTINGENT LIABILITIES

              LEASES

              The Company executed a lease agreement on July 22, 1999 for property in Marina Del Rey, California in order to consolidate its sales and technology development offices and its studio production facility. Occupancy commenced in September 1999. The term of the lease is six years and terminates in July 2005. Monthly rent expense is $48,853 from lease commencement to January 31, 2002; $53,481 from February 1, 2002 to July 31, 2004, and $55,024 from
              August 1, 2004 to July 3, 2005. There is an option to extend the lease for an additional sixty months.

              Future minimum lease payments for the next five years of the lease and in the aggregate are:

                                        June 30, 2001          586,236
                                                 2002          609,371
                                                 2003          641,760
                                                 2004          641,760
                                                 2005          658,733
                                                           -------------
                                                           $ 3,137,860
                                                           =============

              The lease required the Company to provide the lessor an unconditional irrevocable letter of credit in amounts that decline from $442,000 to $277,166 during the initial lease term. Subject to various terms and conditions, upon a material default by the lessee, the lessor may draw on the letter of credit to satisfy the lease terms.

              The monthly rent includes a standard charge for utilities. Rent expense for the years ended June 30, 1998, 1999 and 2000 amounted to $35,325, $56,383 and $736,562 respectively.

              During the year ended June 30, 2000, The Company terminated its two previous facility leases.

              LITIGATION

              The Company is engaged in legal proceedings incidental to its normal business activities. In the opinion of management, none of these proceedings are material in relation to the Company's financial position.

Note 15       LOSS PER SHARE

              The loss per common share is determined by dividing the net loss for each period by the weighted average number of common shares outstanding during each period.

                                3Dshopping.com
                          NOTES TO FINANCIAL STATEMENTS
                       -----------------------------------



                                                                   Years Ended June  30,
                                                                   ---------------------
                                                           1998              1999           2000
                                                           -----            ------          -----

              Common Stock Outstanding
              Beginning of
              Period (1)                                 2,432,666        3,119,800        3,685,747

              Issued during
              the period (1)                               687,134          565,947        1,443,701

              End of the
              Period (1)                                 3,119,800        3,685,747        5,129,448

              Weighted
              Average number
              of shares                                  3,823,228        4,045,746        4,811,623
              (1) Net of stock subscriptions

              The Securities and Exchange Commission requires nominal issuances of potential common shares issued within one year prior to an Initial Public Offering filing date to be included in earnings per share calculations as if outstanding for all periods presented. These calculations for 1998 and 1999 include all such shares.

              Loss per common share assuming dilution has not been presented as the result would have been anti-dilutive.


Note 16       FAIR VALUES OF FINANCIAL INSTRUMENTS

              The carrying amounts for cash, receivables, contracts in progress, accounts payable and accrued expenses, notes payable, the line-of-credit and customer deposits approximate fair value because of the short maturity of these instruments.


Note 17       NON-CASH FINANCING AND INVESTING ACTIVITIES

              Acquisition of DBLA

              Effective April 1, 1999, the Company acquired $166,880 in assets of DBLA in exchange for the assumption of its debt of $210,720 and the issuance of 10,000 shares of the Company's common stock valued at $155,940. The excess of the fair value of the net assets acquired of $199,780 is being amortized over a three-year term. Amortization for the years ended June 30, 1999 and 2000 amounted to $16,648 and $66,572 respectively.

                                3Dshopping.com
                          NOTES TO FINANCIAL STATEMENTS
                       -----------------------------------


Note 18       BRIDGE LOAN

              In March 1999 the Company received an unsecured $500,000 bridge loan in the form of promissory notes due August 31, 1999 with interest at 9%. That note was paid upon the closing of the Company's public offering in July 1999. The note holders have the right to receive warrants to acquire $2,000,000 of the Company's Common Stock for $1,500,000.

Note 19       SUBSEQUENT EVENTS

              On September 1, 2000 Lawrence Weisdorn, Chairman of the Board resigned his position. On that date, Weisdorn and 3Dshopping.com executed a mutual general release whereby Weisdorn received two years of severance pay in the gross amount of $300,000, payable $150,000 upon signing and the remaining gross amount of $150,000 within three days following the receipt of proceeds from 3Dshopping.com's next round of financing.

              On August 1, 2000, 3Dshopping.com engaged H. C. Wainwright & Co. as investment banker, financial advisor and exclusive agent to arrange a private placement of preferred stock in the amount of $10,400,000. (Note 2)

              On September 21, 2000 the company acquired a 50.1% interest in Looksonic L.L.C. by issuance of options to purchase 150,000 shares of 3Dshopping.com common stock with 50,000 shares vesting on the transaction date and the remaining shares vesting based on achievement of certain revenue targets.

              On September 13, 2000, the company signed an agreement to acquire " electronic content management system" technology (eCMS) from Channelspace Entertainment, Inc. for an initial consideration of 833,333 shares of 3Dshopping.com common stock. Additional consideration to be paid in shares on a quarterly basis for six quarters, beginning four months after the closing, based upon gross revenue to a maximum of $12.5 million.