Form 10-K/A
period 2000-06-30
3DSHOPPING COM
filed 2000-10-27
CIK 1081920

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               Amendment No. 1 to
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
                                    None
                              (Title of each class)

     The registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended June 30, 2000 as set forth in the pages attached hereto:

    Item 10.  Directors and Executive Officers of the Registrant
    Item 11.  Executive Compensation
    Item 12.  Security Ownership of Certain Beneficial Owners and Management
    Item 13.  Certain Relationships and Related Transactions
    Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

                              3DSHOPPING.COM
                                TABLE OF CONTENTS

Item
No.                                                                       Page
-----                                                                    -----

Part III

Item 10.    Directors and Executive Officers of the Registrant..............3
Item 11.    Executive Compensation..........................................6
Item 12.    Security Ownership of Certain Beneficial Owners and
            Management.....................................................11
Item 13.    Certain Relationships and Related Transactions.................13

Part IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on
            Form 8-K......................................................14

                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The current executive officers and directors of the Company are as follows:

Name                        Age        Position
----                        ---        --------
Terry L. Gourley             38        Chairman of the Board and Chief Executive
                                       Officer
Joel P. Gayner               56        President and Director
Jacalyn A. Hughes            48        Executive Vice President of Operations
                                       and Chief Technology Officer
Howard A. Cohn               60        Senior Vice President of Administration
                                       and Chief  Financial Officer
Brian A. Smith               54        Executive Vice President of Marketing
David C. Williams            43        Executive Vice President of Business
                                       Development
C. James Jensen              59        Director
Maryann O'Donnell            49        Director
John A. Allegretti           44        Director

     Terry L. Gourley has served as our chief executive officer since May
2000 and became our chairman of the board in September 2000. From November 1999 to May 2000, he served as our director of marketing communications. From
February 1998 until November 1999, Mr. Gourley served as president and branch manager of a financial services business at NLSB Bank Financial Service Center.
From March 1993 until February 1998, Mr. Gourley was an independent business owner and branch manager for FLPL Financial Services.

     Joel P. Gayner has served as our president since May 2000, and became a member of our board of directors in September 2000. From February 2000 to May 2000, he served as our senior vice president of sales and marketing. From
1990 until February 2000, Mr. Gayner was the president of Group G Associates,
Inc., a marketing company.

      Jacalyn A. Hughes has served as our chief technology officer since
February 2000 and is also currently our executive vice president of operations.
From January 1998 to February 2000, Ms. Hughes was vice president of information technology and chief information officer at Specialty Laboratories, Inc., a reference laboratory serving hospitals and specialist physicians. From August
1989 to January 1998, Ms. Hughes served as director of management information systems at Candle Corporation, a supplier of networked business applications.
Ms. Hughes currently serves on boards for the Society for Information
Management, Southern California, and the Organization of Women Executives.

     Howard A. Cohn has served as our senior vice president of
administration and chief financial officer since May 2000. From November 1999 to
May 2000, he served as our controller and treasurer. From 1995 to November 1999,
Mr. Cohn was vice president of strategic planning and corporate development at
West LA Music. Mr. Cohn is a certified public accountant. Mr. Cohn declared personal bankruptcy under Chapter 7 of the federal Bankruptcy Code in 1996.

      Brian A. Smith has served as our executive vice president of marketing since May 2000. From May 1999 to May 2000, Mr. Smith served as our president of Creative Services. From 1993 to May 1999, Mr. Smith was president and chief executive officer of DBLA, a direct mail and catalog marketing business acquired by the Company in May 1999.

      David C. Williams became our executive vice president of business development in June 2000. From June 1997 to June 2000, Mr. Williams was a
director and principal in The Management Group, a management consulting firm specializing in e-commerce strategy. From 1991 through May 1997, he was managing director of Hudson Hill Consulting, a business development and strategic planning consulting firm.

      C. James Jensen became a member of our board of directors in June
2000. Since December 1987, Mr. Jensen has been a private investor with emphasis in the acquisition and management of commercial real estate. From 1981 to 1987,
Mr. Jensen served as chairman and chief executive officer of Thousand Trails,
Inc., and from 1973 to 1979, he was president of Grantree Furniture Rental
Corporation. Mr. Jensen is an active member of the World Presidents'
Organization, the alumni group of the Young Presidents' Organization. Mr. Jensen currently serves on the board of directors of International Fibercom, Inc.
(NASDAQ: IFCI).

     Maryann O'Donnell became a member of our board of directors in June
2000. Since January 2000, Ms. O'Donnell has been a partner of and investor in
O'Donnell & Ganns, LLC, a venture capital investment firm. From July 1998 until
January 2000, Ms. O'Donnell served as the president of ETI, LLC, a television production company. From 1994 until July 1998, Ms. O'Donnell was one of the original investors in Earthlink Network, an Internet service provider for which she assisted in sales management recruitment. Ms. O'Donnell is currently a member of the Tech Coast Angels, an investment group in Southern California.

     John A. Allegretti became a member of our board of directors in
October 2000. Mr. Allegretti has served as chief financial officer and chief legal and administrative officer for ChannelSpace Entertainment, Inc. since
January 2000, and was executive vice president and chief business affairs officer from February 1999 through December 1999. From August 1997 to January
1999, Mr. Allegretti was vice president of administration for Crown
Communications, Inc. (now Crown-Castle International - USA). From October 1986
to December 1996, Mr. Allegretti was with Tele-Media Corporation, serving as executive vice president and chief financial officer from January 1996 to
December 1996, as executive vice president and chief operating officer from
January 1990 to December 1995 and as vice president of legal affairs from
October 1986 to December 1989.

Board Meetings and Committees

     The board of directors met seven times in the fiscal year ended June 30,
2000 and acted by unanimous consent on 11 occasions. No director attended fewer than 75% of the aggregate of all meetings of the board of directors and the committees of which the director was a member during 2000. In July 1999, the
Company formed a standing audit committee and compensation committee. The
Company does not have a nominating committee.

     Audit Committee

     The audit committee presently consists of Mr. Jensen, Ms. O'Donnell and Mr.
Allegretti. The audit committee makes recommendations concerning the engagement of the independent public accountants, reviews with the independent public accountants the plans and results of audits, approves professional services provided by the independent public accountants, reviews the independence of the independent public accountants, considers the range of audit and nonaudit fees, reviews the adequacy of the Company's internal accounting controls and reviews all related party transactions on an ongoing basis for potential conflict of interest situations. The audit committee acted by unanimous consent on one occasion during fiscal 2000.

     Compensation Committee

     The compensation committee presently consists of Mr. Jensen and Ms.
O'Donnell. The compensation committee determines compensation for the Company's executive officers and administers the Company's stock option plans. The compensation committee acted by unanimous consent on one occasion during fiscal
2000.

Compensation of Directors

     Directors who are not officers of the Company receive $1,000 for attendance at each board meeting and $500 for attendance at each committee meeting, plus reasonable out-of-pocket expenses incurred in attending meetings. In June 2000, the Company's non-employee directors were granted options to purchase shares of common stock under the Company's 1999 Stock Option Plan. Ms. O'Donnell was
granted options to purchase 20,000 shares of common stock, 1/4 of which become exercisable in each of June 2001, 2002, 2003 and 2004. Mr. Jensen was granted options to purchase 40,000 shares of common stock, 1/5 of which are currently exercisable and 1/5 of which become exercisable in each of June 2001, 2002, 2003 and 2004. In October 2000, the Company's non-employee directors, Ms. O'Donnell,
Mr. Jensen and Mr. Allegretti, were granted options to purchase 55,000, 35,000 and 20,000 shares of common stock, respectively, under the 1999 Stock Option
Plan. 1/4 of each of these options become exercisable in each of October 2001,
2002, 2003 and 2004.

Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Securities Exchange Act, as amended, requires the
Company's officers, directors and persons who beneficially own more than ten percent of the Company's common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. These reporting persons also are required to furnish the Company with copies of all Section
16(a) forms they file. To the Company's knowledge, based solely on its review of the copies of such forms furnished to it and representations that no other reports were required, the Company believes that all Section 16(a) reporting requirements were complied with during the year ended June 30, 2000.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table shows the compensation for the fiscal years ended June
30, 2000, 1999 and 1998 earned by (i) Terry L. Gourley, our chairman and chief executive officer, (ii) Joel P. Gayner and Brian A. Smith, our other executive officers whose compensation exceeded $100,000 during the fiscal year ended June
30, 2000 and (iii) Lawrence Weisdorn, our former chairman and chief executive officer who resigned in September 2000, and Robert J. Vitamante, our former president and chief operating officer who resigned in May 2000. None of the named individuals received noncash compensation benefits having a value exceeding 10% of his cash compensation during the fiscal years ended June 30,
2000, 1999 and 1998.

                           SUMMARY COMPENSATION TABLE

                                                                LONG-TERM
                                  ANNUAL COMPENSATION         COMPENSATION
                           --------------------------------  --------------
                                                                Awards
                                                             --------------
                                                              Securities
                                                              Underlying    All Other
Name and Principal                       Salary       Bonus  Options/SARs  Compensation
Position During Period       Year          ($)         ($)   (# of shares)     ($)
--------------------------- -------    ------------  ------- ------------- -----------

Terry L. Gourley             2000      114,423(1)       -       125,000         -
Chairman and Chief           1999          -0-                     -
  Executive Officer          1998          -0-                     -

                             2000      145,282(2)       -       150,000         -
Joel P. Gayner               1999          -0-                     -
President                    1998          -0-                     -

Brian A. Smith               2000        126,511                90,000
Executive Vice President     1999          -0-          -          -            -
  of Marketing and           1998          -0-                     -
  Creative

Lawrence Weisdorn(3)         2000        125,218        -      100,000          -
Former Chairman and Chief    1999        53,000                    -
  Executive Officer          1998        48,000                    -

Robert J. Vitamante(4)       2000        201,150                142,940     100,000
Former President and Chief   1999          -0-                     -
  Operating Officer          1998          -0-                     -

------------------------

(1)  Reflects Mr. Gourley's salary commencing October 25, 1999 when he joined the Company.

(2)  Reflects Mr. Gayner's salary commencing February 8, 2000 when he joined the
     Company.

(3)  The Company formerly employed Mr. Weisdorn as chairman and chief executive officer. Mr. Weisdorn's annual base compensation at the time his employment ceased was $150,000. On September 1, 2000, Mr. Weisdorn resigned his employment and pursuant to a termination agreement between the Company and
     Mr. Weisdorn, the Company agreed to pay Mr. Weisdorn a gross amount of
     $300,000, $150,000 of which was paid upon signing the agreement and
     $150,000 is payable within three days following the Company's receipt of proceeds from its next round of financing obtained from unaffiliated third parties. Mr. Weisdorn also has until March 1, 2002 to exercise options to purchase 100,000 shares of common stock at an exercise price of $7.70 per share.

(4)  The Company formerly employed Mr. Vitamante as president and chief operating officer. Mr. Vitamante's annual base compensation at the time his employment ceased was $200,000. On May 25, 2000, Mr. Vitamante resigned his employment and pursuant to a termination agreement between the Company and
     Mr. Vitamante, the Company agreed to pay Mr. Vitamante a gross amount of
     $100,000, which was paid upon signing the agreement. Mr. Vitamante also has until February 24, 2001 to exercise options to purchase 75,000 shares of common stock at an exercise price of $11.00 per share.

                    OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

                               Individual Grants
                          -------------------------------
                          Number of  Percent of
                          Securities    Total                           Market
                         Underlying  Options/SARs                       Price
                         Option/SARs  Granted to    Exercise    Expira- on Date
                           Granted   Employees in   Price        tion   of Grant
Name                         (#)     Fiscal Year    ($/Share)    Date     ($)
---------------------   ----------- -------------   ---------  -------  -------

Terry L. Gourley            25,000      14.5%        $7.125     11/1/09 $ 7.125
Chairman and Chief         100,000                   $7.00      5/18/10 $ 7.00
  Executive Officer

Joel P. Gayner             50,000       17.2%       $13.188      2/9/10 $13.188
President                 100,000                   $ 7.00      5/18/10 $ 7.00

Brian A. Smith                0          --           --          --      --
Executive Vice
  President of
  Marketing and
  Creative

Lawrence Weisdorn          100,000      11.5%        $7.70       3/1/02  $7.00
Former Chairman and
  Chief Executive Officer

Robert J. Vitamante        142,940      16.4%       $11.00      2/24/01  $11.00
Former President and
  Chief Operating Officer

                                     AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL
                                       YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

                                                      Number of Securities     Value of Unexercised
                                                    Underlying Unexercised          In-the-Money
                              Shares                   Options/SARs at            Options/SARs at
                             Acquired     Value      Fiscal Year-End (#)       Fiscal Year-End(1) ($)
                           on Exercise   Realized    --------------------      ----------------------
Name                           (#)          ($)    Exercisable Unexercisable  Exercisable Unexercisable
--------------------------- ----------    --------  -------------------------  -------------------------

Terry L. Gourley               --           --            0       125,000         $0         $809,375
Chairman and Chief
  Executive Officer

Joel P. Gayner                 --           --       10,000       140,000      $  3,120      $662,480
President

Brian A. Smith                 --           --       22,500        67,500         $0            $0
Executive Vice President
  of Marketing and
  Creative Affairs

Lawrence Weisdorn              --           --       100,000          0        $580,000         $0
Former Chairman and
  Chief Executive Officer

Robert J. Vitamante            --           --       75,000           0        $187,500         $0
Former President and
 Chief Operating Officer

-------------------

(1)  Represents the difference between the aggregate market value at June 30,
     2000 of the common stock underlying the options (based on a last sale price of $13.50 on that date) and the options' aggregate exercise price.

pensation Arrangements for Current Executive Officers

     Terry L. Gourley. In October 2000, Mr. Gourley and the Company
entered into a three-year employment agreement, pursuant to which Mr. Gourley continues to serve as the Company's chairman of the board and chief executive officer. The employment agreement provides for an annual base salary of $290,000 during the term, which will be reviewed by the compensation committee of the board of directors at least one month prior to the commencement of each year during the term for purposes of determining whether to increase his annual base salary and if so, the amount of such increase. The employment agreement also provides that Mr. Gourley is eligible for an annual bonus, payable at the discretion of the compensation committee of the board of directors. At the time and in consideration of execution of the employment agreement, successfully restructuring the Company's business model and introducing the Company to prospective sources of capital, the Company agreed to issue to Mr. Gourley a one-time $200,000 bonus, payment of which has been deferred until after the
Company successfully raises at least $4 million of new financing. The Company also agreed to (i) accelerate the vesting of the options to purchase 125,000 shares of common stock which were previously granted to Mr. Gourley and (ii)
grant to Mr. Gourley options to purchase 200,000 shares of common stock under the Company's 1999 Stock Option Plan at an exercise price of $5.875 per share, the closing sale price of the

common stock on the day immediately preceding the agreement date. The options will vest one-third on each of the first, second and third anniversaries of the agreement date. The Company also agreed to forgive all amounts due it under Mr.
Gourley's $25,000 promissory note to the Company, including interest accrued.

     Joel P. Gayner. In October 2000, Mr. Gayner and the Company entered into a three-year employment agreement, pursuant to which Mr. Gayner continues to serve as the Company's president. The employment agreement provides for an annual base salary of $290,000 during the term, which will be reviewed by the compensation committee of the board of directors at least one month prior to the commencement of each year during the term for purposes of determining whether to increase his annual base salary and if so, the amount of such increase. The employment agreement also provides that Mr. Gayner is eligible for an annual bonus, payable at the discretion of the compensation committee of the board of directors. At the time and in consideration of execution of the employment agreement, successfully restructuring the Company's business model and introducing the Company to prospective sources of capital, the Company agreed to issue to Mr. Gayner a one-time $200,000 bonus, payment of which has been deferred until after the Company successfully raises at least $4 million of new financing. The Company also agreed to (i) accelerate the vesting of the options to purchase 150,000 shares of common stock which were previously granted to Mr. Gayner and (ii) grant to Mr. Gayner options to purchase 200,000 shares of common stock under the Company's 1999 Stock Option Plan at an exercise price of
$5.875 per share, the closing sale price of the common stock on the day immediately preceding the agreement date. The options will vest one-third on each of the first, second and third anniversaries of the agreement date.

     Brian A. Smith. Brian Smith does not have a written employment agreement. He currently receives an annual base salary of $120,000 and is entitled to the same benefits that other employees generally receive.

     David C. Williams. David Williams does not have a written employment agreement. He currently receives an annual base salary of $150,000 and is entitled to the same benefits that other employees generally receive.

     Jacalyn Hughes. Jacalyn Hughes does not have a written employment agreement. She currently receives an annual base salary of $165,000 and is entitled to the same benefits that other employees generally receive.

     Howard A. Cohn. Howard Cohn does not have a written employment agreement. He currently receives an annual base salary of $165,000 and is entitled to the same benefits that other employees generally receive.

1999 Stock Option Plan

     In February 1999, the Company adopted the 1999 Stock Option Plan. The 1999
Stock Option Plan authorizes the granting of awards of up to 2,000,000 shares of common stock to the Company's key employees, officers, directors and consultants. Awards consist of both nonqualified options and options intended to qualify as "Incentive" stock options under Section 422 of the Internal Revenue
Code of 1986, as amended, as described in the 1999 Stock Option Plan. As of the date of this report, options to purchase 1,641,554 shares of common stock are outstanding or committed for grant under the 1999 Stock Option Plan, with
357,044 shares available for future grant.

1999 Employee Stock Purchase Plan

     In November 1999, the shareholders approved the Company's 1999 Employee
Stock Purchase Plan, under which a total of 2,000,000 shares of common stock are available for issuance. Under this stock purchase plan, as currently administered by the compensation committee, all full-time employees, including employees who are officers or directors, may use a portion of their salary to acquire shares of the Company's common stock. Offering periods are six months long and commence on January 1 and July 1 of each year and end on the last day of June and December following. On the first day of each offering period, known as the "offering date," each eligible employee is automatically granted an option to purchase shares of the Company's common stock to be automatically exercised on the last trading day of the six-month purchase period comprising an offering period. The last trading day of a purchase period is known as a
"purchase date." On the purchase date, the amounts withheld will be applied to purchase shares for the employee from the Company. The purchase price will be the lesser of 85% of the closing market price of the Company's common stock on the offering date or on the purchase date. As of the date of this report, no shares of common stock have been issued under the 1999 Employee Stock Purchase
Plan.

2000 Performance Equity Plan

     In October 2000, the board of directors approved the 2000 Performance
Equity Plan, under which a total of 1,000,000 shares of common stock will be made available for grants to the Company's key employees, officers, directors and consultants, upon shareholder approval. Awards may consist of both nonqualified options and options intended to qualify as "Incentive" stock options under Section 422 of the Internal Revenue Code of 1986, as amended, restricted stock awards, deferred stock awards, stock appreciation rights and other stock-based awards, as described in the 2000 Plan. As of the date of this report, there were no options outstanding under the 2000 Plan.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of the date of this report regarding the beneficial ownership of the common stock by (i) each person or group known by the Company to own beneficially more than 5% of the common stock, (ii) each director of the Company, (iii) each current executive officer of the Company whose compensation exceeded $100,000 for the fiscal year ended
June 30, 2000 and (iv) all executive officers and directors as a group. Except as otherwise noted, the persons listed below have sole investment and voting power with respect to the common stock owned by them. Except as otherwise indicated in the table below, the business address of each of the persons listed is c/o of the Company at 308 Washington Boulevard, Marina del Rey, California
90292.

                                           Number of Shares     Percentage
  Name of Beneficial Owner                 Beneficially Owned   of Shares
  ----------------------                   ------------------   ---------

   Terry L. Gourley.......................       167,775(1)         3.1%

   Joel P. Gayner.........................       150,000(2)         2.8%

   Brian A. Smith.........................        31,300(3)           *

   C. James Jensen........................         9,300(4)           *
   101 Wild Oak Court
   Danville, California 94506

   Maryann O'Donnell......................          0(5)              *
   c/o O'Donnell & Ganns, LLC
   1896 Rising Glen Road
   Los Angeles, California  90069

   John Allegretti........................          0(6)              *
   c/o ChannelSpace Entertainment, Inc.
   808 Live Oak Drive, Suite 126
   Chesapeake, Virginia  23320

   Lawrence Weisdorn......................       840,000(7)         15.4%
   20485 Roca Chica Drive
   Malibu, California  90265

   All directors and executive officers
   as a group (nine persons)..............       385,475(8)         6.8%

----------------------------

*    Less than 1%.

(1)  Includes 125,000 shares of common stock issuable upon exercise of immediately exercisable options. Excludes 200,000 shares of common stock issuable upon exercise of options, 1/3 of which become exercisable on each of October 23, 2001, 2002 and 2003.

(2)  Represents shares of common stock issuable upon exercise of immediately exercisable options. Excludes 200,000 shares of common stock issuable upon exercise of options, 1/3 of which become exercisable on each of October 23,
     2001, 2002 and 2003.

(3)  Includes 22,500 shares of common stock issuable upon exercise of immediately exercisable options. Excludes 67,500 shares of common stock issuable upon exercise of options, 1/3 of which become exercisable on each of April 1, 2001, 2002 and 2003.

(4)  Includes 8,000 shares of common stock issuable upon exercise of immediately exercisable options. Excludes (i) 32,000 shares of common stock issuable upon exercise of options, 1/4 of which become exercisable on each of June
     29, 2001, 2002, 2003 and 2004 and (ii) 35,000 shares of common stock issuable upon exercise of options, 1/4 of which become exercisable on each of October 23, 2001, 2002, 2003 and 2004.

(5)  Excludes (i) 20,000 shares of common stock issuable upon exercise of options, 1/4 of which become exercisable on each of June 20, 2001, 2002,
     2003 and 2004 and (ii) 55,000 shares of common stock issuable upon exercise of options, 1/4 of which become exercisable on each of October 23, 2001,
     2002, 2003 and 2004.

(6)  Excludes 20,000 shares of common stock issuable upon exercise of options,
     1/4 of which become exercisable on each of October 23, 2001, 2002, 2003 and
     2004.

(7)  Includes (i) 100,000 shares of common stock issuable upon exercise of immediately exercisable options and (ii) 35,000 shares of common stock issuable upon exercise of immediately exercisable options owned by Mr.
     Weisdorn's spouse. Pursuant to a termination agreement between the Company and Mr. Weisdorn dated September 1, 2000, Mr. Weisdorn has until March 1,
     2001 to exercise the 100,000 options.

(8)  Includes shares referred to as being included in notes 1-5. Excludes shares referred to in such notes as being excluded. Also includes (i) 1,100 shares of common stock owned by and 25,000 shares of common stock issuable upon exercise of currently exercisable options granted to Howard A. Cohn, the
     Company's chief financial officer and (ii) 1,000 shares of common stock owned by Jacalyn Hughes, the Company's executive vice president of operations and chief technology officer. Excludes (i) 50,000 shares of common stock issuable upon exercise of options granted to Mr. Cohn, 1/4 of which become exercisable in each of October 2001, 2002, 2003 and 2004, (ii)
     50,000 shares of common stock issuable upon exercise of options granted to
     David C. Williams, the Company's executive vice president of business development, 1/4 of which become exercisable in each of October 2001, 2002,
     2003 and 2004 and (iii) 40,000 shares of common stock issuable upon exercise of options granted to Jacalyn Hughes, 1/4 of which become exercisable in each of March 2001, 2002, 2003 and 2004.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     From August 1996 to June 30, 1998, Mr. Weisdorn, our former chairman and chief executive officer, and his father, Lawrence Weisdorn, Sr. advanced a total of $178,683 to the Company. These advances were made in the form of loans on which the Company pays annual interest of 7%. In fiscal 1998, the Weisdorns advanced $108,860 to the Company and during fiscal 1998 were owed as much as
$111,824. At June 30, 1999, the Company owed Lawrence Weisdorn, Sr. a total of
$50,201, and Lawrence Weisdorn, Jr., a total of $20,522. All sums owing to the
Weisdorns were repaid from the proceeds of the Company's initial public offering in July 1999.

     In July 1999, the Company loaned $225,000 to C. Michael Mellin, the
Company's former senior vice president, technology operations, under a promissory note bearing interest at 10% per annum and secured by a deed of trust on Mr. Mellin's residence. The note plus accrued interest became due on
September 1, 2000 and was not repaid. Foreclosure proceedings were initiated against Mr. Mellin on September 12, 2000. Management believes that the value of the security exceeds the outstanding indebtedness.

     Effective October 1999, the Company adopted a policy on future related party transactions. Under that policy, all transactions between the Company and any of its executive officers, directors or affiliates must be approved or ratified by a majority of the independent outside members of the Company's board of directors who do not have an interest in the transactions.

     In March and May 2000, the Company loaned an aggregate of $85,000 under two promissory notes to Terry Gourley, our chairman and chief executive officer. The promissory notes for $25,000 and $60,000 bear interest at 10% per annum and, along with any accrued interest, are repayable upon demand by the Company. In connection with entering into an employment agreement between the Company and
Mr. Gourley in October 2000, the Company forgave all amounts due under the promissory note for $25,000, including interest accrued.

     In May 2000, the Company loaned $25,000 under a promissory note to Joel
Gayner, our president. The promissory note is non-interest bearing and serves as an advance against future sales commissions earned. If Mr. Gayner is still employed by the Company on February 7, 2001, the Company will forgive all amounts due under the promissory note, net of previously applied commissions. If
Mr. Gayner's employment with the Company is terminated, the note will be forgiven at a rate of $7,500 per month over a period of 3.33 months.

     In September 2000, the Company entered into an agreement to acquire certain assets of ChannelSpace Entertainment, Inc. John A. Allegretti, a director of the
Company and the chief financial officer and chief legal and administrative officer for ChannelSpace, was designated by ChannelSpace pursuant to the terms of the agreement to become a member of the Company's board of directors. The agreement provides for the Company to issue to ChannelSpace an aggregate of
833,333 shares of common stock upon the closing of the acquisition, which is expected to occur in November 2000. These shares may not be sold or transferred by ChannelSpace for six months following the consummation of the acquisition.
50,000 shares will be released from this restriction on the first day of each of the seventh through the twelfth month after the closing, with the remaining shares being released on the first day of the thirteenth month after the closing. The Company has agreed to issue additional shares of common stock to
ChannelSpace on a quarterly basis for six quarters, beginning four months after the closing, in the event that certain revenue targets are achieved. The Company will issue to ChannelSpace additional shares of common stock if the average of the closing prices of the Company's common stock for a period of three months commencing fifteen months after the closing does not equal or exceed $15 per share. The Company also agreed to grant to ChannelSpace registration rights with respect to all of the shares to be issued in connection with the acquisition.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (c)      Exhibits

         The exhibits listed below are filed as part of this report:

Exhibit
Number   Description
------   -----------
23.1     Consent of Friedman, Minsk, Cole & Fastovsky

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Marina del Rey,
California on October 27, 2000.

                                         3DSHOPPING.COM

                                               /s/ Howard A. Cohn
                                         By:  _______________________________
                                              Howard A. Cohn,
                                              Senior Vice President and Chief
                                               Financial Officer

