Form 10-Q
period 2000-09-30
3DSHOPPING COM
filed 2000-11-20
CIK 1081920

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2000

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______



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

         CLASS                           OUTSTANDING at November 17, 2000
Common Stock, no par value                       5,304,164 Shares

                                 3Dshopping.com
               Form 10-Q for the quarter ended September 30, 2000
                                      INDEX

                          Part I. FINANCIAL INFORMATION

Item 1.    Financial Statements                                               3

           Condensed Consolidated Statements of Operations                    5
           Condensed Consolidated Balance Sheets                              6
           Condensed Consolidated Statements of Cash Flows                    7
           Notes to Condensed Consolidated Financial Statements               8

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          9

Item 3.    Quantitative and Qualitative Disclosures About Market Risk        11

                            Part II.  OTHER INFORMATION

Item 1.    Legal Proceedings                                                 11

Item 2.    Changes in Securities and Use of Proceeds                         11

Item 3.    Defaults Upon Senior Securities                                   12

Item 4.    Submission of Matters to a Vote of Security Holders               12

Item 5.    Other Information                                                 12

Item 6.    Exhibits and Reports on Form 8-K                                  12

           (a)      Exhibits                                                 12
           (b)      Reports on Form 8-K                                      12

Part I - Financial Information


Item 1. Financial Statements


REPORT OF INDEPENDENT ACCOUNTANTS

We have reviewed the condensed consolidated balance sheet of 3Dshopping.com and its subsidiaries as of September 30, 2000, and the related condensed consolidated statements of operations, and the condensed consolidated statements of cash flows for the quarter ended September 30, 2000. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope that an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the aforementioned financial statements for them to be in conformity with generally accepted accounting principles.




/s/Friedman, Minsk, Cole & Fastovsky
------------------------------------
Friedman, Minsk, Cole & Fastovsky

Los Angeles, California
November 13, 2000

Securities and Exchange Commission
450 Fifth Street
Washington, D.C. 20549

Commissioners:

We consent to the inclusion of our report dated November 13, 2000 on our review of interim financial information of 3Dshopping.com for the quarter ended September 30, 2000 in 3Dshopping.com's quarterly report on Form 10Q for the quarter then ended.


/s/ Friedman, Minsk, Cole & Fastovsky
-------------------------------------
Friedman, Minsk, Cole & Fastovsky

Los Angeles, California
November 20, 2000

                                 3Dshopping.com

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                     Three Months Ended
                                                       September 30,
                                                  ----------------------------
                                                     2000               1999
                                                  -----------       ----------

Revenues                                          $   413,504       $    35,666
                                                  -----------       -----------

Costs and expenses:
       Sales and marketing                            816,586           188,101
       Production and development                     895,920           259,508
       General and administrative                   1,654,313           927,127
                                                  -----------       -----------

Total costs and expenses                            3,366,819         1,374,736
                                                  -----------       -----------

Loss from operations                               (2,953,315)       (1,339,070)


Interest expense                                       (2,753)         (108,999)
Interest income                                        57,121            75,693
                                                  -----------       -----------

       Net loss                                   $(2,898,347)      $(1,372,376)
                                                  ===========       ===========

Net loss per share                                $     (0.55)      $     (0.31)
                                                  ===========       ===========
Weighted average number of
       shares used in computing
       net loss per share                           5,251,323         4,367,836



            See notes to condensed consolidated financial statements

                                 3Dshopping.com

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                        September 30,  June 30,
                                                            2000         2000
                                                        -------------  --------
                               ASSETS                    (UNAUDITED)

Current Assets:
     Cash and cash equivalents                            $1,879,233  $3,927,953
     Accounts receivable, net of allowances
           of $40,183 and $20,500                             63,113     189,222
     Related party receivables                               105,729     100,510
     Other receivables, net of allowances
         of $10,000 and $0                                   322,914     325,829
     Contracts in process                                     58,304     101,596
     Prepaid offering costs                                   90,000
     Prepaid expenses                                        116,117      80,104
                                                          ----------  ----------
         Total current assets                              2,635,410   4,725,214

Restricted cash                                              408,770     442,000
Property and equipment, net of accumulated
     depreciation of  $278,104 and $234,764                  675,902     481,991
Patents, net of accumulated amortization
     of $1,500 and $1,208                                     22,653      22,945
Goodwill, net of accumulated amortization
     of $99,890 and $83,240                                  342,739     116,539
Deposits                                                      50,328      51,728
                                                          ----------  ----------
Total assets                                              $4,135,802  $5,840,417
                                                          ==========  ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                     $  558,494  $  100,816
     Accrued payroll and taxes                                33,746     191,530
     Accrued expenses                                        259,024     236,202
     Customer deposits                                        48,450     182,617
     Current maturities of capitalized lease obligations      24,272      18,431
                                                           ---------  ----------
          Total current liabilities                          923,986     729,596

Noncurrent portion of capital lease obligations                7,099       9,357

Minority interest in consolidated subsidiary                   2,251           -

Shareholders' equity
     Preferred stock, no par value:  5,000,000 shares
       authorized;  no shares issued and outstanding
     Common stock, no par value:  10,000,000 shares
       authorized; issued and outstanding:  5,304,164
       and 5,129,448 respectively                        21,646,002  20,646,653
     Accumulated deficit                                (18,443,536)(15,545,189)
                                                         ----------  ----------
Total shareholders' equity                                3,202,466   5,101,464
                                                         ----------  ----------

Total liabilities and shareholders' equity             $  4,135,802 $ 5,840,417
                                                         ==========  ==========

         See notes to condensed consolidated financial statements

                                 3Dshopping.com

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                          Three Months Ended September 30,
                                                          --------------------------------
                                                              2000                1999
                                                          -------------      -------------
Net cash used in operating activities                       (2,057,388)       (1,858,712)

Cash flows from investing activities:
     Acquisition of property and equipment                    (223,843)          (86,186)
                                                          -------------       -----------
         Net cash used in investing activities                (223,843)          (86,186)

Cash flows from financing activities:
     Proceeds from issuance of common stock                         -         13,200,000
     Costs of issuance of common stock                              -         (1,266,352)
     Proceeds from exercise of options                          237,824                -
     Proceeds from issuance of debt                                  -           100,000
     Payment of loan from proceeds of stock offering                 -          (849,723)
     Repurchase of warrants                                          -          (400,000)
     Other                                                      (5,313)            6,807
                                                          -------------       -----------
         Net cash used in financing activities                  232,511       10,790,732
                                                          -------------       ----------
Net change in cash and cash equivalents                     (2,048,720)        8,845,834
Cash and cash equivalents at beginning of period              3,927,953          116,918
                                                          -------------       ----------
Cash and cash equivalents at end of period                    1,879,233        8,962,752
                                                          =============       ==========

Cash paid during period for:
  Interest                                                 $     2,753       $     8,224
  Income taxes                                                     800                 -

Supplemental schedule of non-cash investing and
  financing activities:
  The Company acquired a controlling interest in
    LookSonic, LLC effective September 26, 2000.
    In conjunction with the acquisition, assets and
    liabilities were assumed as follows:
     Fair value of assets acquired                         $   13,408        $        -
     Liabilities assumed                                        8,896                 -
     Value of stock options issued in connection with
      acquisition                                             245,110                 -

Stock and options issued as compensation and for
      services                                                516,415           288,205


         See notes to condensed consolidated financial statements

                                 3Dshopping.com

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - SEPTEMBER 30, 2000
                 (UNAUDITED)
-------------------------------------------------------------------------


Note 1     UNAUDITED INTERIM FINANCIAL STATEMENTS

The unaudited interim financial statements were prepared on the same basis as the audited financial statements and reflect all adjustments (consisting solely of normal recurring items) which are, in the opinion of management, necessary to present a fair statement of results of operations of the Company for the quarters ended September 30, 2000 and 1999 and the financial position as of September 30, 2000.

References to "Company" are to 3Dshopping.com and its subsidiaries. These statements should be read in conjunction with the financial statements and the related footnotes to these statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000.

Note 2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Certain prior year amounts have been reclassified to conform with current year presentation. The effects of the changes are not material.

Note 3     RELATED PARTY TRANSACTIONS

There were no new loans issued to officers during quarter ended September 30, 2000.


Note 4     COMMON STOCK

During the quarter ended September 30, 2000, the Company issued 164,716 shares of common stock upon exercises of outstanding options and warrants at prices ranging from $1.25 to $1.50 per share between July 14, 2000 and August 30, 2000. The Company also issued 10,000 shares of common stock with a value of $6.50 per share in exchange for financial and advisory business services on September 27, 2000.

Note 5     LOSS PER SHARE

The loss per common share is determined by dividing the net loss for each period by the weighted average number of common shares outstanding during each period.

                                     Three months ended September 30,
                                               2000              1999
                                               ----              ----

Common stock  outstanding
Beginning of period                         5,129,448          3,685,746

Issued during period:
In connection with the public
stock offering                                      -          1,100,000
In connection with services
 provided to Company                           10,000                  -
In connection with warrant
 exercises                                    127,616                  -
In connection with stock
 option exercises                              37,000                  -
                                            -----------       ----------
  End of period                             5,304,164          4,785,446
                                            =========         =========

Weighted average                            5,251,323         4,367,836

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition for the quarters ended September 30, 2000 and 1999. The following discussion should be read in conjunction with the financial statements and related notes appearing elsewhere in this report.

Overview

         Since beginning operations in August 1996, we have devoted substantially all of our resources to designing, implementing and introducing our marketing and display system, the 3Dshopping System(TM). From inception through September 30, 2000, we raised total equity capital in the form of cash of $14,399,064 and had an accumulated deficit of $18,443,536, including $7,535,553 in non-cash charges for common stock issued as compensation. While still developing our technology, we began to receive revenues from sales of services in April 1998. Notwithstanding these revenues, we operated at a loss from inception to date and we are continuing to operate at a loss as our expenditures for marketing, product development and general and administrative costs exceed our gross revenues. We expect the operating losses to continue and to increase over at least the next six months as we incur increasing levels of expense to market our services, implement our new business plan, support growth and integrate our acquisitions.

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

          o The acquisition of DBLA in April 1999 has enhanced and diversified the scope of our business to include the catalog production business;

          o We have recently emerged from the development stage and anticipate substantial increases in the number and size of customer orders and revenues from operations; and

          o We intend to implement our new business model very rapidly and leverage our strategic alliances with Yahoo!, Inc. ClickAction, Inc., Goodspeed Communications PLC and AGA Catalog Marketing & Design.

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

         In September 2000, we acquired a 50.1% interest in LookSonic, LLC. In consideration of that equity position, we issued options to purchase 150,000 shares of our common stock, with one-third of this option vesting on the closing date and the remaining portion vesting when certain revenue targets are achieved.


Results of Operations

Quarter ended September 30, 2000 compared to quarter ended September 30, 1999

         Revenues for the quarter ended September 30, 2000 were $413,504 as compared to $35,666 for the quarter ended September 30, 1999, an increase of $377,838. The improvement resulted principally from the inclusion of catalog revenues of approximately $136,650, web site design service revenues of $272,200 and other revenues of $4,654 for the quarter ended September 30, 2000 compared to catalog revenues of $15,442, web site design service revenues of $15,500 and other revenues of $4,724 for the quarter ended September 30, 1999.

         Costs and expenses for the quarter ended September 30, 2000 were $3,366,819 as compared to $1,374,736 for the quarter ended September 30,1999, an increase of $1,992,083. Expenses were substantially higher due to the addition of sales, marketing, creative, production and administrative personnel to provide value-added services and to handle the increasing volume of activity, including proposals and demonstration projects. The increase in costs also was attributable to costs associated with newly developed sales programs and participation in trade shows, and improvements in Internet service systems and capabilities. In addition, included in costs and expenses were non-cash charges computed under the Black-Scholes option-pricing model for stock options granted to employees and consultants amounting to $451,415 for the quarter ended September 30, 2000, as compared to $288,205 for the quarter ended September 30,1999.

         The net loss for the quarter ended September 30, 2000 was $2,898,347, or $0.55 per share, as compared to $1,372,376, or $0.31 per share, for the quarter ended September 30,1999. The weighted average number of shares used in computing net loss per share was 5,251,323 for the quarter ended September 30, 2000 as compared to 4,367,836 for the quarter ended September 30,1999. The increase of 883,487 shares was principally a result of the exercise of options and warrants.


Liquidity and Capital Resources

         From inception through June 30, 1999, we funded our operations primarily through the sale of common stock and, to a lesser extent, by issuing notes and other borrowings. We also issued common stock and options in exchange for services during that period. As a result of the proceeds from the unit offering on July 23, 1999, all liabilities for borrowed money as of June 30, 1999 were paid and our working capital deficit was eliminated. As of September 30, 2000, we had cash and cash equivalents of $1,879,233 and working capital of $1,711,424.

         Our liquidity and capital needs relate primarily to working capital and other general corporate requirements. Since inception, we have not received significant cash flow from operations and we have incurred significant net losses. Accordingly, our net cash available has declined to approximately $506,000 at November 17, 2000. Further, management's current projections indicate that we will continue to generate operating losses for the foreseeable future. Accordingly, we need to raise capital in order to continue our operations as they currently exist. We are finalizing negotiations to raise additional equity capital and are confident that we will be successful. However, if we are unable to obtain such financing, our operations will be materially impaired.


Forward-Looking Statements

         Information in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-Q about the Company's goals, plans and expectations regarding future business operations constitutes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Factors that could adversely affect these forward-looking statements include, customer demand for services, competitive factors, technological developments, and the Company's ability to deliver its services and the Company's ability to execute its plans successfully. Any forward-looking statements should be considered in light of these factors.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         The Company does not have any financial instruments that are subject to market risk.


Part II - Other Information


Item 1. Legal Proceedings

         As of November 10, 2000, we are not a party to any litigation.

Item 2. Changes in Securities and Use of Proceeds

         On July 20, 1999, our Registration Statement on Form S-1 (File No. 333-74795) registering the offer and sale of 1,000,000 units, each consisting of one share of common stock and one warrant to purchase one share of common stock, and the underlying common stock and warrants, was declared effective by the Securities and Exchange Commission. We commenced the offering of units under that Registration Statement, and under an additional Registration Statement on Form S-1 (File No. 333-83295) filed under Rule 462(b) to register an additional 100,000 units and underlying securities, on July 21, 1999. The managing underwriter for the offering was Paulson Investment Company, Inc. All 1,100,000 units offered were sold in the offering for an aggregate price of $13,200,000. Total expenditures from the date the offering commenced to September 30, 2000 are $9,537,134. As of September 30, 2000, the Company had used $3,890,790 for working capital and purchase of fixed assets. The remainder of the net proceeds, $2,210,343, has been invested in short-term, investment grade, interest-bearing securities. Except as described above, none of these payments were made to directors, officers or owners of 10% or more of 3Dshopping.com's outstanding common stock.

         During the three months ended September 30, 2000, the Company made the following sales of unregistered securities:

                                                                  Consideration
                                                                   Received and
                                                                   Description of                  If Option, Warrant
                                                            Underwriting or Other     Exemption     or Convertible
                                                              Discounts to Market        from      Security, Terms of
                                                                Price Afforded to   Registration    Exercise or
Date of Sale      Title of Security     Number Sold               Purchasers           Claimed       Conversion
------------      -------------------   -----------         ----------------------  ------------   -------------------
7/10/00-9/26/00   Options to purchase        99,900         options granted - no          4(2)       exercisable for ten
                  shares of common                          consideration received                   years from date of
                  stock                                     by Company until                         grant at exercise prices
                                                            exercise                                 ranging from $6.375
                                                                                                     to $10.25 per share

7/14/00-8/30/00   Common Stock             164,716          $237,824 cash                 4(2)            N/A
                                                            consideration received
                                                            by the Company upon
                                                            exercise of  employee
                                                            and non-employee
                                                            stock options

9/27/00           Common Stock              10,000          Financial and advisory        4(2)            N/A
                                                            business services
                                                            rendered

9/29/00           Options to purchase       75,000          Options granted - no          4(2)       exercisable until
                  shares of common                          consideration received                   11/30/01 at an
                  stock                                     by Company until                         exercise price of $10
                                                            exercise                                 per share

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not Applicable.

Item 5.  Other Information

         During the quarter ended September 30, 2000, Lawrence Weisdorn resigned as Chairman of the Board of Directors, and Joel McIntyre resigned as a director. Terry Gourley, Joel P. Gayner and John A. Allegretti were elected to serve as members of the board of directors until the next annual meeting of shareholders and until their successors are elected and qualified.

Item 6.   Exhibits and Reports on Form 8-K

          (a)      Exhibits

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

                                            3DSHOPPING.COM

                                                /s/ Howard A. Cohn
Dated: November 20, 2000                    By__________________________
                                            Howard A. Cohn
                                            Senior Vice President
                                            and Chief Financial Officer
                                            (Principal financial officer)

                                  Exhibit Index

Exhibit
Number            Description
---------         -------------

11                Statement re: Computation of Per Share Earnings


27                Financial Data Schedule