Form 10-Q
period 2000-12-31
3DSHOPPING COM
filed 2001-02-20
CIK 1081920

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q


           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934 for the quarterly period ended
                               December 31, 2000

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the transition period from      to
                                                            ----     ----


                         COMMISSION FILE NUMBER 1-15161



                                 3Dshopping.com
             (Exact name of registrant as specified in its charter)
        California                           95-4594029
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

         CLASS                                  OUTSTANDING at February 19, 2001
Common Stock, no par value                            5,304,164 Shares

                                 3Dshopping.com
                Form 10-Q for the quarter ended December 31, 2000
                                      INDEX

                          Part I. FINANCIAL INFORMATION

Item 1.   Financial Statements                                               3

          Condensed Consolidated Statements of Operations                    3
          Condensed Consolidated Balance Sheets                              4
          Condensed Consolidated Statements of Cash Flows                    5
          Notes to Condensed Consolidated Financial Statements               6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          7

Item 3.   Quantitative and Qualitative Disclosures About Market Risk         9

                           Part II. OTHER INFORMATION

Item 1.   Legal Proceedings                                                  9

Item 2.   Changes in Securities and Use of Proceeds                          9

Item 3.   Defaults Upon Senior Securities                                    10

Item 4.   Submission of Matters to a Vote of Security Holders                10

Item 5.   Other Information                                                  11

Item 6.   Exhibits and Reports on Form 8-K                                   11

          (a)  Exhibits                                                      11
          (b)  Reports on Form 8-K                                           11

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 3Dshopping.com

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                        Three Months Ended                            Six Months Ended
                                                            December 31,                                 December 31,
                                         --------------------------------------          ---------------------------------------
                                              2000                     1999                   2000                     1999
                                         ---------------         ---------------         ---------------         ---------------


Revenues                                             $      167,075    $     216,924      $      580,579    $      252,590

Costs and expenses:
       Sales and marketing                                   909,979           383,627         1,726,565            729,566
       Production and development                            694,726           426,156         1,590,196            508,781
       General and administrative                          1,801,441         1,215,720         3,455,754          2,161,892
                                                     ----------------  ----------------   ----------------  ----------------

Total costs and expenses                                   3,405,696         2,025,503         6,772,515          3,400,239
                                                     ----------------  ----------------   ----------------  ----------------
Loss from operations                                      (3,238,621)       (1,808,579)       (6,191,936)        (3,147,649)


Minority interest in subsidiary losses                       204,299                 -           204,299                  -


Interest expense                                              (2,681)             (141)           (5,434)          (109,140)
Interest income                                               20,917           104,648            78,638            180,341
Rental Income                                                      -            25,400                 -             25,400
                                                     ----------------- -----------------  ----------------  ----------------

       Net loss                                      $   (3,016,086)   $   (1,678,672)    $  (5,914,433)    $  (3,051,048)
                                                     ================- ================-  ================  ================

Net loss per share                                   $        (0.57)   $        (0.35)    $       (1.12)    $       (0.67)
                                                     ================- ================-  ================  ================

Weighted average number of
       shares used in computing
       net loss per share                                 5,304,164         4,794,746         5,277,744         4,581,291

            See notes to condensed consolidated financial statements

                                 3Dshopping.com

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                             December 31,                 June 30,
                                                                                 2000                      2000
                                                                         -----------------           ----------------
                                       ASSETS                             (UNAUDITED)

Current Assets:
     Cash and cash equivalents                                           $        488,261          $     3,927,953
     Accounts receivable, net of allowances
           of $0 and $20,500                                                       57,685                  189,222
     Related party receivables                                                     72,773                  100,510
     Other receivables, net of allowances                                         282,677                  325,829
     Contracts in process                                                          33,313                  101,596
     Prepaid expenses                                                             143,426                   80,104
                                                                         -----------------           ----------------
         Total current assets                                                   1,078,135                4,725,214

Restricted cash                                                                   408,770                  442,000
Property and equipment, net of accumulated
     depreciation of  $340,393 and $234,764                                       795,916                  481,991
Patents, net of accumulated amortization
     of $1,792 and $1,208                                                          22,361                   22,945
Goodwill, net of accumulated amortization
     of $220,017 and $83,240                                                      222,612                  116,539
Deposits                                                                           49,903                   51,728
                                                                       ------------------        ------------------
Total assets                                                              $     2,577,697         $      5,840,417
                                                                       ==================        ==================

                                        LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                                    $        270,872         $        100,816
     Accrued payroll and taxes                                                     86,422                  191,530
     Accrued expenses                                                             300,288                  236,202
     Customer deposits                                                             38,980                  182,617
     Current maturities of capitalized lease obligations                           23,885                   18,431
                                                                       ------------------        ------------------
          Total current liabilities                                               720,447                  729,596

Noncurrent portion of capital lease obligations                                       995                    9,357

Minority interest in consolidated subsidiaries                                  (202,048)                        -

Shareholders' equity
     Preferred stock, no par value:  5,000,000 shares
       authorized;  1,500 and 0 shares issued and outstanding
     Common stock, no par value:  10,000,000 shares                                                      1,500,000
-
       authorized; issued and outstanding:  5,304,164 and
       5,129,448 respectively                                                 22,017,925                20,646,653
     Accumulated deficit                                                     (21,459,622)              (15,545,189)
                                                                       ------------------        ------------------
Total shareholders' equity                                                     2,058,303                 5,101,464
                                                                       ------------------        ------------------

Total liabilities and shareholders' equity                                $    2,577,697            $    5,840,417
                                                                       ==================        ==================

            See notes to condensed consolidated financial statements

                                 3Dshopping.com

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                                                Six Months Ended
                                                                                                    December 31,
                                                                       ----------------------------------------------------------
                                                                                   2000                            1999
                                                                       ------------------------           -----------------------

Net cash used in operating activities                                             (4,594,566)                    (3,196,191)

Cash flows from investing activities:
     Acquisition of property and equipment                                          (406,146)                      (234,786)
                                                                       ------------------------           -----------------------
         Net cash used in investing activities                                      (406,146)                      (234,786)

Cash flows from financing activities:
     Proceeds from issuance of common stock                                                -                     13,200,000
     Proceeds from issuance of preferred stock                                     1,500,000                              -
       Costs of issuance of common stock                                                            -            (1,266,352)
       Costs of issuance of preferred stock                                         (165,000)                             -
       Proceeds from exercise of options                                             237,824                              -
     Proceeds from issuance of debt                                                        -                        100,000
     Payment of loan from proceeds of stock offering                                       -                       (849,723)
     Repurchase of warrants                                                                -                       (400,000)
     Other                                                                           (11,804)                        (7,006)
                                                                       ------------------------           -----------------------
         Net cash used in financing activities                                     1,561,020                     10,776,919
                                                                       ------------------------           -----------------------
Net change in cash and cash equivalents                                           (3,439,692)                     7,345,942
Cash and cash equivalents at beginning of period                                   3,927,953                        116,918
                                                                       ------------------------           -----------------------
Cash and cash equivalents at end of period                                           488,261                      7,462,860
                                                                       ========================           =======================

Cash paid during period for:
  Interest                                                             $               5,293              $           8,365
  Income taxes                                                                           800                            800

Supplemental schedule of non-cash investing and financing activities:
  The Company acquired a controlling interest in LookSonic, LLC effective
    September 26, 2000. In conjunction with the acquisition, assets and liabilities were assumed as follows:
     Fair value of assets acquired                                     $             13,408               $               -
     Liabilities assumed                                                              8,896                               -
     Value of stock options issued in connection with acquisition                   245,110                               -

Stock and options issued as compensation and for services                         1,118,338                         758,667


            See notes to condensed consolidated financial statements

NOTES TO  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS
-  DECEMBER  31,  2000 (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 1     UNAUDITED INTERIM FINANCIAL STATEMENTS

The unaudited interim financial statements were prepared on the same basis as the audited financial statements and reflect all adjustments (consisting solely of normal recurring items) which are, in the opinion of management, necessary to present a fair statement of results of operations of the Company for the quarters ended December 31, 2000 and 1999 and the financial position as of December 31, 2000.

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

NOTE 3     RELATED PARTY TRANSACTIONS

There were no new loans issued to officers during quarter ended December 31, 2000.


NOTE 4     COMMON AND PREFERRED STOCK

During the quarter ended December 31, 2000, the Company issued no shares of common stock. The company issued 1,500 shares of no par value preferred stock to an investor on December 6, 2000 at a price of $1,000 per share.

NOTE 5     LOSS PER SHARE

The loss per common share is determined by dividing the net loss for each period by the weighted average number of common shares outstanding during each period.

                                           Three months ended December 31,                Six months ended December 31,
                                           -------------------------------             -----------------------------------
                                              2000                 1999                   2000                      1999
                                              ----                 ----                   ----                      ----

Common stock  outstanding
Beginning of period                         5,304,164          4,785,746              5,129,448                 3,685,746

Issued during period:
In connection with the public
stock offering                                      -                 -                      -                  1,100,000
In connection with services
 provided to Company                                                  -                 10,000                          -
In connection with warrant
 exercises                                          -                 -                127,716                          -
In connection with stock
 option exercises                                   -             18,000                37,000                     18,000
                                           ----------          ----------           ----------                 ----------
  End of period                             5,304,164          4,803,446             5,304,164                  4,803,746
                                            =========          ==========            =========                  =========

Weighted average                            5,304,164          4,794,746             5,277,744                  4,581,291


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition for the quarters ended December 31, 2000 and 1999. The following discussion should be read in conjunction with the financial statements and related notes appearing elsewhere in this report.

OVERVIEW

     Since beginning operations in August 1996, we have devoted substantially all of our resources to designing, implementing and introducing our marketing and display system, the 3Dshopping System(TM). From inception through December 31, 2000, we raised total equity capital in the form of cash of $15,899,064 and had an accumulated deficit of $21,459,622, including $8,127,476 in non-cash charges for common stock issued as compensation. While still developing our technology, we began to receive revenues from sales of services in April 1998. Notwithstanding these revenues, we operated at a loss from inception to date and we are continuing to operate at a loss as our expenditures for marketing, product development and general and administrative costs exceed our gross revenues. We expect the operating losses to continue and to increase over at least the next six months as we incur increasing levels of expense to market our services, implement our new business plan, support growth and integrate our acquisitions.

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

     * The acquisition of DBLA in April 1999 has enhanced and diversified the scope of our business to include the catalog production business;

     * We have recently emerged from the development stage and anticipate substantial increases in the number and size of customer orders and revenues from operations; and

     * The expected closure of the acquisition of the content management software will provide us with a viable new product to market.

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


RESULTS OF OPERATIONS

SECOND QUARTER ENDED DECEMBER 31, 2000 COMPARED TO SECOND QUARTER ENDED DECEMBER 31, 1999

     Revenues for the quarter ended December 31, 2000 were $167,075 as compared to $216,924 for the quarter ended December 31, 1999, a decrease of $49,849. The reduction resulted principally from a reduction in web site design revenues.

     Costs and expenses for the quarter ended December 31, 2000 were $3,405,696 as compared to $2,025,503 for the quarter ended December 31,1999, an increase of $1,380,193. Expenses were substantially higher due to the addition of sales, marketing, creative, production and administrative personnel to provide value-added services and to handle the increasing volume of activity, including proposals and demonstration projects. The increase in costs also was attributable to costs associated with newly developed sales programs, and improvements in Internet service systems and capabilities. In addition, included in costs and expenses were non-cash charges computed under the Black-Scholes option-pricing model for stock options granted to employees and consultants amounting to $591,923 for the quarter ended December 31, 2000, as compared to $470,000 for the quarter ended December 31,1999.

     The net loss for the quarter ended December 31, 2000 was $3,016,086, or $0.57 per share, as compared to $1,678,672, or $0.35 per share, for the quarter ended December 31,1999. The weighted average number of shares used in computing net loss per share was 5,304,164 for the quarter ended December 31, 2000 as compared to 4,794,746 for the quarter ended December 31,1999. The increase of 509,418 shares was principally a result of the exercise of options and warrants.


SIX MONTHS ENDED DECEMBER 31, 2000 AS COMPARED TO THE SIX MONTHS ENDED DECEMBER 31, 1999

     Revenues for the six months ended December 31, 2000 were $580,579 as compared to $252,590 for 1999. The increase of $327,989 resulted largely from the inclusion of catalog revenues in 2000.

     Expenses for the six months ended December 31, 2000 were $6,772,515 as compared to $3,400,239 for 1999, an increase of $3,372,276. The increase relates to increased costs associated with additional staff for sales, production and administration, marketing program costs for newly developed sales programs and participation in trade shows, and improvements in Internet service systems and capabilities. Also, increasing costs for the current six months were the inclusion of the operating costs of DBLA. The 2000 six month period included compensation expense of $1,118,338 for the non-cash values ascribed to option grants to employees and consultants under the Black-Scholes option-pricing model recommended by the FASB in its SFAS 123.

     The net loss for the six months ended December 31, 2000 was $5,914,433 or $1.12 per share of common stock as compared to $3,051,048 for 1999 or $0.67 per share. The weighted average number of shares used in computing net loss per share was 5,277,744 for 2000 as compared to 4,581,291 for 1999. The increase of 696,453 shares was principally a result of the exercise of options and warrants.


LIQUIDITY AND CAPITAL RESOURCES

     From inception through June 30, 1999, we funded our operations primarily through the sale of common stock and, to a lesser extent, by issuing notes and other borrowings. We also issued common stock and options in exchange for services during that period. As a result of the proceeds from the unit offering on July 23, 1999, all liabilities for borrowed money as of June 30, 1999 were paid and our working capital deficit was eliminated. As of December 31, 2000, we had cash and cash equivalents of $488,261 and working capital of $357,688.

     Our liquidity and capital needs relate primarily to working capital and other general corporate requirements. Since inception, we have not received significant cash flow from operations and we have incurred significant net losses. Accordingly, our net cash available has declined to approximately $92,000 at February 19, 2001. Further, management's current projections indicate that we will continue to generate operating losses for the foreseeable future. Accordingly, we need to raise capital in order to continue our operations as they currently exist. We are in negotiations to raise additional equity capital and are finalizing a bridge loan and are confident that we will be successful. However, if we are unable to obtain such financing, our operations will be materially impaired.


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


PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

     On February 15, 2001 we were served by LookSonic, LLC, our 50.1% owned subsidiary, and its principal officers for breach of contract in Los Angeles Superior Court. Relief sought is $5 million on each of five causes of action. The matter has been referred to our insurance carrier for handling.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS


     On July 20, 1999, our Registration Statement on Form S-1 (File No. 333-74795) registering the offer and sale of 1,000,000 units, each consisting of one share of common stock and one warrant to purchase one share of common stock, and the underlying common stock and warrants, was declared effective by the Securities and Exchange Commission. We commenced the offering of units under that Registration Statement, and under an additional Registration Statement on Form S-1 (File No. 333-83295) filed under Rule 462(b) to register an additional 100,000 units and underlying securities, on July 21, 1999. The managing underwriter for the offering was Paulson Investment Company, Inc. All 1,100,000 units offered were sold in the offering for an aggregate price of $13,200,000. Total expenditures from the date the offering commenced to December 31, 2000 are $13,427,924. As of December 31, 2000, the Company had used $7,330,482 for working capital and purchase of fixed assets. Except as described above, none of these payments were made to directors, officers or owners of 10% or more of 3Dshopping.com's outstanding common stock.

     On December 6, 2000, 3Dshopping.com ("Company") sold 1,500 shares of the Company's Series A Convertible Preferred Stock ("Series A Stock") and five-year warrants to purchase 150,000 shares of common stock ("Warrants") for an aggregate purchase price of $1,500,000 ($1,000 per share) to an institutional investor ("Purchaser") pursuant to the terms of a securities purchase agreement ("Purchase Agreement"). The Purchase Agreement provides for the purchase of up to an aggregate of 6,000 shares of the Series A Stock and the issuance of Warrants to purchase up to an aggregate of 600,000 shares of common stock. The Purchase Agreement provides that the Purchaser will purchase an additional 2,500 shares of Series A Stock and 250,000 Warrants after the Company obtains shareholder approval for the issuance of common stock issuable upon conversion of the Series A Stock in excess of 19.99% of the Company's outstanding shares of common stock and the "capitalization rate" of the Company (market value of the Company's common stock held by non-affiliates) for the five trading days prior to the closing date equals or exceeds $25,000,000. The Purchaser will purchase 1,000 of the remaining 2,000 shares of common stock and 100,000 Warrants after the effective date of the registration statement covering the shares issuable upon conversion of the Series A Stock and exercise of the Warrants and the satisfaction of certain additional conditions, and, if the capitalization rate of the Company exceeds $35,000,000, the Purchaser may, at its option, purchase an additional 1,000 shares of Series A Stock and 100,000 Warrants. All remaining purchases are subject to the Company's compliance with certain general terms and conditions under the Purchase Agreement.

     During the six months ended December 31, 2000, the Company made the following sales of unregistered securities:

                                                                  Consideration
                                                                   Received and
                                                                   Description of                    If Option, Warrant
                                                            Underwriting or Other   Exemption           or Convertible
                                                              Discounts to Market        from        Security, Terms of
                                                                 Price Afforded to  Registration           Exercise or
Date of Sale        Title of Security   Number Sold                  Purchasers       Claimed              Conversion
------------        -----------------   -----------                  ----------       -------              ----------

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

12/06/00          Series A Convertible        1,500         $1,500,000 cash               4(2)       per 8-K filed 01/05/01
                  Preferred Stock

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The company held its Annual Meeting of Shareholders on February 16, 2001.

         The nominees for directors were elected by the following votes:

         Gourley:          For: 4,518,553; Withheld: 19,683
         O'Donnell:        For: 4,518,328; Withheld: 19,908
         Allegretti:       For: 4,518,728: Withheld: 19,508
         Nau               For: 4,517,528: Withheld: 20,708


     A vote was held on a proposal to approve the 2000 Performance Equity Plan. The proposal was approved by the following vote: For: 1,598,059; Against:
62,872; Abstain: 46,985; Broker nonvotes: 3,468,532.

     A vote was held on a proposal to change the state of incorporation of the Company from California to Delaware, the effect of which would result in a change of the Company's name from "3Dshopping.com" to "O2 Essential Marketing Technologies, Inc." and an increase in the number of authorized capital stock from 15,000,000 to 120,000,000 shares, consisting of 100,000,000 shares of common stock, $.001 par value per share, and 20,000,000 shares of preferred stock, $.001 par value per share. There was not a quorum to vote on this proposal and the meeting was adjourned to March 19, 2001.

ITEM 5.  OTHER INFORMATION

     During the quarter ended December 31, 2000, James Jensen resigned as a director.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

         11       Statement re: Computation of Per Share Earnings

         27       Financial Data Schedule

         (b)      Reports on Form 8-K

                  On January 5, 2001 we filed Form 8-K for the December 6, 2000 transaction related to the sale of 1,500 shares of the company's Series A Convertible Preferred Stock.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   3DSHOPPING.COM


Dated: February 20, 2001           By /s/ Terry Gourley
                                       ---------------------
                                          Terry Gourley
                                          CEO and Acting Chief Financial Officer
                                          (Principal financial officer)

                                  EXHIBIT INDEX

EXHIBIT
NUMBER              DESCRIPTION
--------           ------------

11       Statement re: Computation of Per Share Earnings


27       Financial Data Schedule