Form 10-Q
period 2001-03-31
3DSHOPPING COM
filed 2001-05-21
CIK 1081920

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the transition period from     to
                                                            ----    -----

                         COMMISSION FILE NUMBER 1-15161


                                 3Dshopping.com
             (Exact name of registrant as specified in its charter)

               California                                95-4594029
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

         CLASS                                 OUTSTANDING at May 21, 2001
Common Stock, no par value                           5,304,164 Shares

                                 3Dshopping.com
                 Form 10-Q for the quarter ended March 31, 2001
                                      INDEX

                          Part I. FINANCIAL INFORMATION

Item 1.   Financial Statements                                                3

          Condensed Consolidated Statements of Operations                     3
          Condensed Consolidated Balance Sheets                               4
          Condensed Consolidated Statements of Cash Flows                     5
          Notes to Condensed Consolidated Financial Statements                6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           7

Item 3.   Quantitative and Qualitative Disclosures About Market Risk          8

                           Part II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                   9

Item 2.   Changes in Securities and Use of Proceeds                           9

Item 3.   Defaults Upon Senior Securities                                     10

Item 4.   Submission of Matters to a Vote of Security Holders                 10

Item 5.   Other Information                                                   11

Item 6.   Exhibits and Reports on Form 8-K                                    13

         (a)  Exhibits                                                        13

PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                                 3Dshopping.com

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                        Three Months Ended              Nine Months Ended
                                             March 31,                      March 31,
                                    -------------------------       ---------------------------
                                         2001       2000               2001          2000
                                    -----------  ------------       -------------  ------------

Revenues                            $    63,768   $ 174,940         $  644,347   $   427,530
                                    -----------  ------------       -------------  ------------
Costs and expenses:
       Sales and marketing              697,217     573,442          2,423,782     1,303,008
       Production and development       296,587     595,296          1,887,233     1,104,077
       General and administrative     1,157,637     982,810          4,613,391     3,144,702
                                    -----------  ------------       -------------  ------------

Total costs and expenses              2,151,441   2,151,548          8,924,406     5,551,787
                                    -----------  ------------       -------------  ------------

Loss from operations                 (2,087,673) (1,976,608)        (8,280,059)   (5,124,257)


Interest expense                         (2,898)       (629)            (8,332)     (109,768)
Asset writedowns                     (1,094,295)          -         (1,094,295)            -
Other income                                510         479                510           479
Rental income                                 -      30,600                  -        56,000
Interest income                           4,924      93,923             82,962       274,265
                                    -----------  ------------       -------------  ------------

       Net loss                     $(3,179,432) $(1,852,235)       $(9,094,915)   $(4,903,281)
                                    ===========  ============       =============  ============

Net loss per share                  $      (.60) $    (0.38)        $     (1.72)   $     (1.04)
                                    ===========  ============       =============  ============

Weighted average number of
       shares used in computing
       net loss per share             5,304,164   4,933,441           5,285,159      4,698,674




            See notes to condensed consolidated financial statements


                                 3Dshopping.com

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                             March 31,                June 30,
                                                                               2001                    2000
                                                                       -----------------         ----------------
                                                                              ASSETS                (UNAUDITED)

Current Assets:
     Cash and cash equivalents                                         $          25,893         $     3,927,953
     Accounts receivable, net of allowances
           of $101,470 and $20,500                                                     -                 189,222
     Related party receivables                                                    63,013                 100,510
     Other receivables, net of allowances
         of $0 and $0                                                            115,394                 325,829
     Contracts in process                                                              -                 101,596
     Prepaid expenses                                                            109,518                  80,104
                                                                       -----------------         ------------------
         Total current assets                                                    313,818               4,725,214

Restricted cash                                                                  162,908                 442,000
Property and equipment, net of accumulated
     depreciation of  $0 and $234,764                                             41,473                 481,991
Patents, net of accumulated amortization
     of $2,084 and $1,208                                                         22,069                  22,945
Goodwill, net of accumulated amortization
     of $0 and $83,240                                                                 -                 116,539
Deposits                                                                             900                  51,728
                                                                       ------------------        ------------------
Total assets                                                           $         541,168         $     5,840,417
                                                                       =================         ==================

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                                  $         889,737          $      100,816
     Accrued payroll and taxes                                                   138,500                 191,530
     Accrued expenses                                                            210,300                 236,202
     Customer deposits                                                                 -                 182,617
     Current maturities of capitalized lease obligations                          14,238                  18,431
                                                                       ------------------        ------------------
          Total current liabilities                                            1,252,775                 729,596

Noncurrent portion of capital lease obligations                                        -                   9,357
                           -

Shareholders' equity
     Preferred stock, no par value:  5,000,000 shares                          1,500,000
       authorized;  no shares issued and outstanding
     Common stock, no par value:  10,000,000 shares
       authorized; issued and outstanding:  5,304,164 and
       5,129,448 respectively                                                 22,417,925              20,646,653
     Accumulated deficit                                                     (24,629,532)            (15,545,189)
                                                                       ------------------        ------------------
Total shareholders' equity                                                      (711,607)              5,101,464
                                                                       ------------------        ------------------

Total liabilities and shareholders' equity                             $         541,168         $     5,840,417
                                                                       =================         ==================

            See notes to condensed consolidated financial statements

                                 3Dshopping.com

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                       Nine Months Ended
                                                                                            March 31,
                                                                       -------------------------------------------------
                                                                                2001                       2000
                                                                       ------------------------  -----------------------

Net cash used in operating activities                                              (6,021,588)               (4,526,007)

Cash flows from investing activities:
     Acquisition of property and equipment                                                  -                  (368,503)
        Writedown of property, equipment and goodwill                                 558,508
                                                                       ------------------------  ------------------------
         Net cash used in investing activities                                        558,508                  (368,503)

Cash flows from financing activities:
     Proceeds from issuance of common stock                                                 -                13,200,000
     Costs of issuance of common stock                                                                       (1,266,352)
     Proceeds from issuance of preferred stock                                      1,500,000                         -
        Costs of issuance of preferred stock                                         (165,000)
     Proceeds from exercise of options                                                237,824                    28,283
     Proceeds from issuance of debt                                                         -                   100,000
     Payment of loan from proceeds of stock offering                                        -                  (849,723)
     Repurchase of warrants                                                                 -                  (400,000)
     Other                                                                            (11,804)                    9,775
                                                                       ------------------------  -----------------------
         Net cash used in financing activities                                      1,561,020                10,821,983
                                                                       ------------------------  -----------------------
Net change in cash and cash equivalents                                            (3,902,060)                5,927,473
Cash and cash equivalents at beginning of period                                    3,927,953                   116,918
                                                                       ------------------------  -----------------------
Cash and cash equivalents at end of period                                             25,893                 6,044,391
                                                                       ========================  =======================

Cash paid during period for:
  Interest                                                             $                8,190    $              109,768
  Income taxes                                                                            800                         -

Supplemental schedule of non-cash investing and financing activities:
  The Company acquired a controlling interest in LookSonic, LLC effective
    September 26, 2000. In conjunction with the acquisition, assets and liabilities were assumed as follows:
     Fair value of assets acquired                                     $               13,408    $                    -
     Liabilities assumed                                                                8,896                         -
     Value of stock options issued in connection with acquisition                     245,110                         -

Stock and options issued as compensation and for services                           1,453,338                 1,320,570


            See notes to condensed consolidated financial statements

                                 3Dshopping.com

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - March 31, 2001(UNAUDITED)
--------------------------------------------------------------------------------


Note 1     UNAUDITED INTERIM FINANCIAL STATEMENTS

The unaudited and unreviewed interim financial statements were prepared on the same basis as the audited financial statements, except that certain assets were valued at their estimated liquidation value based upon the sales prices of assets sold subsequent to March 31, 2001and reflect all adjustments (consisting solely of normal recurring items) which are, in the opinion of management, necessary to present a fair statement of results of operations of the Company for the quarters ended March 31, 2001 and 2000 and the financial position as of March 31, 2001.

References to "Company" are to 3Dshopping.com and its subsidiaries. These statements should be read in conjunction with the financial statements and the related footnotes to these statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000.

Note 2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Certain prior year amounts have been reclassified to conform to current year presentation. The effects of the changes are not material.

Note 3     RELATED PARTY TRANSACTIONS

There were no new loans issued to officers during quarter ended March 31, 2001.


Note 4     COMMON STOCK

During the quarter ended March 31, 2001, the company issued no shares of common stock.

Note 5     LOSS PER SHARE

The loss per common share is determined by dividing the net loss for each period by the weighted average number of common shares outstanding during each period.

                                     Three months ended March 31,                          Nine months ended March 31,
                                     ----------------------------                          ----------------------------
                                        2001              2000                               2001              2000
                                     ------------  --------------                          ------------  --------------
Common stock  outstanding
Beginning of period                   5,304,164          4,803,746                            5,129,448        3,685,746

Issued during period:
In connection with the public                                                                                1,100,000
stock offering                                -
In connection with services
 provided to Company                                            -                                10,000
In connection with warrant
 exercises                                                      -                               127,716
In connection with stock
 option exercises                                         185,881                                37,000          203,881
                                      -------------  --------------                          ------------  --------------
  End of period                       5,304,164         4,785,446                            5,,304,164        4,989,627
                                      =============  ==============                          ============  ==============

Weighted average                      5,304,164         4,933,441                             5,285,159        4,698,674


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition for the quarters ended March 31, 2001 and 2000. The following discussion should be read in conjunction with the financial statements and related notes appearing elsewhere in this report.

OVERVIEW

     Since beginning operations in August 1996, we have devoted substantially all of our resources to designing, implementing and introducing our marketing and display system, the 3Dshopping System(TM). From inception through March, 31, 2001, we raised total equity capital in the form of cash of $14,399,064 and had an accumulated deficit of $24,629,532, including $8,527,476 in non-cash charges for common stock issued as compensation. While still developing our technology, we began to receive revenues from sales of services in April 1998. Notwithstanding these revenues, we operated at a loss from inception to date and have now ceased operations. All employees but two have been laid off.

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

     In September 2000, we agreed to acquire "electronic content management system" technology (eCMS) from Channelspace Entertainment, Inc. We will issue 833,333 shares of our common stock in consideration of this purchase. We will pay additional consideration in shares on a quarterly basis for six quarters, beginning four months after the closing, based upon gross revenue generated through the eCMS technology, up to a maximum of $12.5 million. The transaction was closed February 21, 2001.

     In February, 2001, the company was delisted from the American Stock Exchange and is now trading on the Over The Counter Bulletin Board.

     The company continues to pursue a reverse merger with Galaxy Communications and signed a revised Letter of Intent with Galaxy on April 25, 2001. However, certain conditions of the LOI include the company raising funding on its own, and we cannot guarantee that such funding can be accomplished. If it cannot be accomplished, or another reverse merger cannot be completed, the company will be forced to file for bankruptcy.

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 2001 COMPARED TO QUARTER ENDED MARCH 31, 2000

     Revenues for the quarter ended March 31, 2001 were $63,768 as compared to $174,940 for the quarter ended March 31, 2000, a decrease $111,172. The reduction resulted principally from the cessation of marketing and sales efforts due to the reduction of force incurred during the quarter.

     Costs and expenses for the quarter ended March 31, 2001 were $2,151,441 as compared to $2,151,548 for the quarter ended March 31, 2000, a decrease of $107. Expenses were substantially the same, but included increased legal fees and consulting expenses related to the eCMS acquisition. In addition, included in costs and expenses were non-cash charges computed under the Black-Scholes option-pricing model for stock options granted to employees and consultants amounting to $400,000 for the quarter ended March 31, 2001, as compared to $560,000 for the quarter ended March 31, 2000. In addition, a writedown of assets amounting to $1,094,295 was taken in the quarter ended March 31, 2001.

     The net loss for the quarter ended March 31, 2001 was $3,179,432, or $0.60 per share, as compared to $1852,235, or $0.38 per share, for the quarter ended March 31, 2000. The weighted average number of shares used in computing net loss per share was 5,304,164 for the quarter ended March 31, 2001 as compared to 4,933,441 for the quarter ended March 31, 2000. The increase of 370,723 shares was principally a result of the exercise of options and warrants.

Nine Months ended March 31, 2001 as compared to the nine months ended March 31, 2000

     Revenues for the nine months ended March 31,2001 were $644,347 as compared to $427,530 for the quarter ended March 31, 2000. The increase of $216,817 resulted largely from the inclusion of catalog revenues.

     Costs and expenses for the nine months ended March 31, 2001 were $8,924,406 as compared to $5,551,787 for the nine months ended March 31, 2000. The increase relates to increased costs associated with additional staff for sales, production and administration, marketing programs for newly developed sales programs and participation in trade shows, and improvements in Internet service systems and capabilities. Also included in the nine months ended March 31, 2001 was compensation expense of $1,518,338 for the non-cash values ascribed to option grants to employees and consultants under the Black-Scholes option-pricing model recommended by the FASB in its SFAS 123 as compared to $1,320,570 for the nine months ended March 31, 2000.

     The net loss for the nine months ended March 31, 2001 was $9,094,915 or $1.72 per share of common stock as compared to $4,903,281 or $1.04 per share for the nine months ended March 31, 2000. The weighted average number of shares used in computing net loss per share for 2001 was 5,285,159 as compared to 4,698,281 for 2000. The increase of 586,878 shares was principally a result of the exercise of options and warrants.

LIQUIDITY AND CAPITAL RESOURCES

     From inception through June 30, 1999, we funded our operations primarily through the sale of common stock and, to a lesser extent, by issuing notes and other borrowings. We also issued common stock and options in exchange for services during that period. As a result of the proceeds from the unit offering on July 23, 1999, all liabilities for borrowed money as of June 30, 1999 were paid and our working capital deficit was eliminated. As of March 31, 2001, the Company had cash and cash equivalents of $25,893 and a working capital deficit of $938,957.

     Our liquidity and capital needs relate primarily to working capital and other general corporate requirements. Since inception, we have not received any significant cash flow from operations. Since inception, we have not received significant cash flow from operations and we have incurred significant net losses. Through the liquidation of assets and the settlement of a Note Receivable, the cash balance at May 20, 2001 is approximately $50,000. The company has ceased operations and has reduced its force to two people. The company continues to pursue a reverse merger with Galaxy Communications and signed a revised Letter of Intent with Galaxy on April 25, 2001. However, certain conditions of the LOI include the company raising funding on its own, and we cannot guarantee that such funding can be accomplished. If it cannot be accomplished, or antoher reverse merger cannot be completed, the company will be forced to file for bankruptcy.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On February 15, 2001 we were served by LookSonic, LLC, our 50.1% owned subsidiary, and its principal officers for breach of contract in Los Angeles Superior Court. Relief sought is $5 million on the causes of action. The matter has been referred to our insurance carrier for handling. No amount has been reserved for this litigation.

     In May, 2001 we were served by Joel Gayner, the former President of 3Dshopping.com, for breach of his employment contract. The matter has been turned over to our attorney for answer. No amount has been reserved for this litigation.

     In January, a suit was filed by Michael Mellin, a former officer, claiming the note in the amount of $225,000 due to the company was not in default as claimed by us. In May, 2000, a settlement was reached between the parties whereby Mellin would pay to us $112,500 plus attorneys fees.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On July 20, 1999, the Company's Registration Statement on Form S-1 (File No. 333-74795) registering the offer and sale of 1,000,000 units, each consisting of one share of common stock and one warrant to purchase one share of common stock, and the underlying common stock and warrants, was declared effective by the Securities and Exchange Commission. The Company commenced the offering of units under that Registration Statement, and under an additional Registration Statement on Form S-1 (File No. 333-83295) filed under Rule 462(b) to register an additional 100,000 units and underlying securities, on July 21, 1999. The managing underwriter for the offering was Paulson Investment Company, Inc. All 1,100,000 units offered were sold in the offering for an aggregate price of $13,200,000. Total expenditures from the date the offer commenced to March 31, 2001 are $17,355,873. As of March 31, 2001, the Company had used $11,258,435 for working capital and fixed assets. Except as described above, none of these payments were made to directors, officers or owners of 10% or more of 3Dshopping.com's outstanding common stock.

     On December 6, 2000, 3Dshopping.com ("Company") sold 1,500 shares of the Company's Series A Convertible Preferred Stock (Series A Stock") and five-year warrants to purchase 150,000 shares of common stock ("Warrants") for an aggregate purchase price of $1,500,000 ($1,000 per share) to an institutional investor ("Purchaser") pursuant to the terms of a securities purchase agreement ("Purchase Agreement"). The purchase agreement provides for the purchase of up to an aggregate of 6,000 shares of the Series A stock and the issuance of Warrants to purchase up to an aggregate of 600,000 shares of common stock. The purchase agreement provides that the Purchaser will purchase an additional 2,500 shares of Series A Stock and 250,000 Warrants after the company obtains shareholder approval for the issuance of common stock issuable upon conversion of the Series A Stock in excess of 19.99% of the company's outstanding shares of common stock and the "capitalization rate" of the Company (market value of the Company's common stock held by non-affiliates) for the five trading days prior to the closing date equals or exceeds $25,000,000. The purchaser will purchase 1,000 of the remaining 2,000 shares of common stock and 100,000 Warrants after the effective date of the registration statement covering the shares issuable upon conversion of the Series A Stock and exercise of the Warrants and the satisfaction of certain additional conditions, and, if the capitalization rate of the company exceeds $35,000,000. The purchaser may, at its option, purchase an additional 1,000 shares of Series A Stock and 100,000 Warrants. All remaining purchases are subject to the Company's compliance with certain general terms and conditions under the Purchase Agreement.

     During the nine months ended March 31, 2001, the Company made the following sales of unregistered securities:

                                                                  Consideration
                                                                   Received and
                                                                   Description of                    If Option, Warrant
                                                            Underwriting or Other   Exemption           or Convertible
                                                              Discounts to Market        from        Security, Terms of
                                                                 Price Afforded to  Registration           Exercise or
Date of Sale        Title of Security   Number Sold                  Purchasers       Claimed              Conversion
------------        -----------------   -----------                  ----------       -------              ----------

7/10/00-9/26/00   Options to purchase        99,900         options granted - no          4(2)       exercisable for ten
                  shares of common                          consideration received                   years from date of
                  stock                                     by Company until                         grant at exercise
                                                            exercise                                 prices ranging from
                                                                                                     $6.375 to $10.25 per
                                                                                                     share

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

12/06/00          Series A Convertible        1,500         $1,500,000 cash             4(2)         per 8-k filing
                             Preferred Stock

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The company held its Annual Meeting of Shareholders on February 16,
2001.

         The nominees for directors were elected by the following votes:

         Gourley:          For:     4,518,553;       Withheld:         19,683
         O'Donnell:        For:     4,518,328;       Withheld:         19,908
         Allegretti:       For:     4,518,728;       Withheld          19,508
         Nau:              For:     4,517,528;       Withheld          20,708

     A vote was held on a proposal to change the state of incorporation of the Company from California to Delaware, the effect of which would result in a change of the Company's name from "3Dshopping.com" to "O2 Essential Marketing Technologies, Inc." and an increase in the number of authorized capital stock from 15,000,000 to 120,000,000 shares, consisting of 100,000,000 shares of common stock, $.001 par value per share, and 20,000,000 shares of preferred stock, $.001 par value per share. There was not a quorum to vote on this proposal and the meeting was adjourned to March 19, 2001. There was still no quorum to vote on this proposal on March 19, 2001 and the meeting was adjourned again until April 4. No quorum to vote on this proposal was available at that date.

ITEM 5.  OTHER INFORMATION

         During April, 2001, MaryAnn O'Donnell, John Allegretti and Robert Nau resigned as directors.

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

                                            3DSHOPPING.COM


Dated: May 21, 2001                         By:  /s/ Terry Gourley
                                               -----------------------------
                                               Terry Gourley
                                               CEO and
                                                Acting Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT
NUMBER            DESCRIPTION
----------   -------------------


11           Statement re: Computation of Per Share Earnings


Exhibit 11

Statement re: Computation of Per Share Earnings

                                                                 Three Months Ended                   Nine Months Ended
                                                                      March 31,                            March 31,
                                                                 2001               2000               2001              2000
                                                           ----------------  ----------------   ----------------  ----------------

BASIC EPS
---------

Net loss                                                      $(3,179,432)      $ (1,852,235)      $(9,094,915)        $(4,903,281)

Weighted average number
   of shares used in computing
   net loss per share                                           5,304,164          4,933,441         5,285,159           4,698,674
                                                           ----------------  ----------------   ----------------  ----------------

Net loss per share                                                 $(0.60)           $(0.38)            $(1.72)            $(1.04)
                                                           ================  ================   ================  ================
